Form 10-Q
period 1997-09-30
VENTURE LENDING & LEASING II INC
filed 1997-11-14
CIK 1039802

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending September 30, 1997


    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

                           Commission file number 814-00141

                         VENTURE LENDING & LEASING II, INC.
                         ----------------------------------
             (Exact Name of Registrant as specified in its charter)

          MARYLAND                                77-0456589
-------------------------------              ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

       2010 NORTH FIRST STREET, SUITE 310, SAN JOSE, CA 95131
       --------------------------------------------------------
         (Address of principal executive offices)     (Zip Code)

                             (408) 436-8577
       --------------------------------------------------------
          (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes     No  X
    ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                       Outstanding as of November 1, 1997
------------------------------         ----------------------------------
Common Stock, $.001 par value                     7,048.50

                 Page 1 of 13; Exhibit Index appears on Page 13

                          VENTURE LENDING & LEASING II, INC.

                                        INDEX

                                                                    PAGE NUMBER

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement of Financial Position (Unaudited)                      3
          September 30, 1997

          Statement of Operations (Unaudited)                              4
          For the period from September 15, 1997(commencement of operations) to September 30, 1997

          Statement of Changes in Shareholders Equity (Unaudited)          5
          For the period from September 15, 1997(commencement of operations) to September 30, 1997

          Statement of Cash Flows (Unaudited)                              6
          For the period from September 15, 1997(commencement of operations) to September 30, 1997

          Notes to Financial Statements                               7 - 10

Item 2.   Management's Discussion and Analysis of Financial          11 - 12
          Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders             13

Item 6.   Exhibits                                                        13

SIGNATURES                                                                13

VENTURE LENDING & LEASING II, INC.

STATEMENT OF FINANCIAL POSITION  (UNAUDITED)
AS OF SEPTEMBER 30, 1997

-----------------------------------------------------------------------------

                                             September 30, 1997
                                             ------------------
ASSETS

    Loans and leases, net of unearned income    $   525,125
    Cash and cash equivalents                     6,398,869
    Investments in Warrants                          36,000
    Deferred organizational expenses                181,425
    Interest Receivable                              17,128
    Accounts receivable                              63,000
    Other assets                                      2,577
                                                ------------
        Total assets                              7,224,124
                                                ------------


LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued expenses           125,665
    Management fees                                  77,244
    Refundable commitment fees                       54,000
                                                ------------
        Total liabilities                           256,909
                                                ------------

SHAREHOLDERS' EQUITY

    Common stock, $.001 par value; 200,000,000
        shares authorized; issued and outstanding,
        7,048.50 shares                                   7
    Capital in excess of par value                7,048,493
    Accumulated Deficit                             (81,285)
                                                ------------
        Total shareholders' equity                6,967,215
                                                ------------
        Total liabilities & shareholders'
            equity                              $ 7,224,124
                                                ------------
                                                ------------

The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING II, INC.

STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT OF OPERATIONS), TO SEPTEMBER 30, 1997

-----------------------------------------------------------------------------



INVESTMENT INCOME:
    Interest on loans and leases                  $   4,510
    Interest on short-term investments               12,959
                                                  ---------
        Total Investment Income                      17,469
                                                  ---------


EXPENSES:
    Management fees                                  77,244
    Legal fees                                       12,955
    Directors' fees and expenses                      4,750
    Amortization of organizational expenses           3,183
    Regulatory reporting                                 93
    Custody fees                                        192
    Other operating expenses                            337
                                                  ---------
        Total Expenses                               98,754
                                                  ---------

  Net Loss                                       $  (81,285)
                                                  ---------
                                                  ---------

Net Loss Per Share                               $   (11.58)
                                                  ---------
                                                  ---------

Weighted Average Shares Outstanding                   7,022
                                                  ---------
                                                  ---------



The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING II, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT OF OPERATIONS), TO SEPTEMBER 30, 1997

-----------------------------------------------------------------------------

                                      Common Stock         Capital in
                               ------------------------     Excess of        Retained
                                 Shares         Amount      Par Value         Deficit            Total
                               ----------      --------    ------------     -----------      ------------
Balance, September 15, 1997       50.00          $  -      $     50,000     $        -       $     50,000
  Shares sold                  6,998.50          $  7      $  6,998,493     $        -       $  6,998,500
  Net loss                                                                  $  (81,285)      $    (81,285)
                               --------         ------     ------------     ----------       ------------
Balance, September 30, 1997    7,048.50          $  7      $  7,048,493     $  (81,285)      $  6,967,215
                               --------         ------     ------------     ----------       ------------
                               --------         ------     ------------     ----------       ------------




The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING II, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT OF OPERATIONS), TO SEPTEMBER 30, 1997

-----------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                         $   (81,285)
   Adjustments to reconcile net investment income
     to net cash provided by operating activities:
       Amortization of organizational expenses                            3,183
       Increase in accounts payable                                     202,910
       Increase in refundable commitment fees                            54,000
       Increase in accounts receivable                                  (80,128)
       Increase in other assets                                          (2,577)

                                                                    ------------
           Net cash provided by operating activities                     96,103
                                                                    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of loans and leases                                     (616,872)
   Principal payments on loans and leases                                91,747
   Acquisition of warrants and common stock                             (36,000)
   Deferred organizational expenses                                    (184,609)

                                                                    ------------
           Net cash used in investing activities                       (745,734)
                                                                    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Sales of common stock, net                                         7,048,500
   Distributions to shareholders                                              0

                                                                    ------------
           Net cash provided by financing activities                  7,048,500
                                                                    ------------

           Net Increase in cash and cash equivalents                  6,398,869
                                                                    ------------

   Cash and Cash Equivalents:
       Beginning of period                                                    0
                                                                    ------------

       End of period                                                $ 6,398,869
                                                                    ------------
                                                                    ------------


The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 1997  (UNAUDITED)

________________________________________________________________________

1. ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing II, Inc. (the "Fund") was incorporated in Maryland on May 19, 1997 as a non-diversified, closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on September 15, 1997 the Fund had no operations other than the sale to Westech Investment Advisors, Inc. ("Westech Advisors") of fifty shares of Common Stock, $.001 par value ("common stock"), for $50,000. Commencing with the first year of its investment operations, the Fund will seek to meet the requirements, including diversification requirements, to qualify as a regulated investment company ("RIC") under the Internal Revenue Code of 1986.

Costs incurred in connection with the organization of the Fund were paid initially by Westech Advisors, however, the Fund reimbursed Westech Advisors for such cost and paid other organizational costs directly which total $184,600 as of September 30, 1997. This amount has been deferred and is being amortized on the straight-line basis over a period of 60 months from the date the Fund commenced operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF ACCOUNTING - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financials statements and the reported amounts and revenues and expenses during the reporting period. Actual results could differ from those estimates.

VALUATION OF INVESTMENTS - The Fund anticipates that substantially all of its portfolio investments (other than short-term investments) will consist of securities that at the time of acquisition are subject to restrictions on sale and for which no ready market will exist. Venture loans and leases are privately negotiated transactions, and there is no established trading market in which such loans or leases can be sold. Substantially all the Fund's investments are restricted securities that cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling the securities under Rule 144 or the rules under the 1933 Act which permit only limited sales under specified conditions.

Investment in loans and leases are valued at their original purchase price less amortization of principal unless, pursuant to procedures established by the Fund's Board of Directors, Westech Advisors determines that amortized cost does not represent fair value. Short-term debt instruments with 60 days or less remaining to maturity are valued by the amortized cost method.

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 1997  (UNAUDITED)

________________________________________________________________________

The Fund does not hold any short-term debt instruments that have a period of maturity exceeding 60 days.

Warrants that are received in connection with loan and lease transactions generally are valued at a nominal value assigned at the time of acquisition, which generally occurs at the first drawdown under the commitment, thereafter, warrants with readily ascertainable market values will be assigned a fair value based on the difference, if any, between the exercise price of the warrant and the market value of equity securities for which the warrants may be exercised, adjusted for illiquidity.

CASH & CASH EQUIVALENTS - Cash & cash equivalents consist of cash on hand, demand deposits in banks and repurchase agreements with original maturities of 90 days or less.

LOANS & LEASES - Unearned income and commitment fees on loans and leases are recognized using the effective interest method over the term of the loan or lease. Commitment fees represent fees received for commitments upon which no drawdowns have yet been made. The fee is included in unearned income and recognized as described above.

RESERVES FOR LOSSES ON LOANS - Reserves for losses on loans are maintained at levels that, in the opinion of management, are adequate to absorb losses incurred in the loan portfolio. As of September 30, 1997 the Fund has no reserve for non-performing loans.

FEDERAL TAX STATUS - Unless and until the Fund meets the requirements to qualify as a RIC, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholders) and all distributions out of its earnings and profits will be taxable to shareholders as ordinary income. If and when the Fund qualifies as a RIC, it will not pay any federal corporate income tax on income which is distributed to shareholders (pass-through status).

3. SUMMARY OF LOANS AND LEASES:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. At September 30, 1997, there are eleven commitments totaling $16.3 million of which $617 thousand in loans and leases have been disbursed with $525 thousand outstanding.

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 1997  (UNAUDITED)

________________________________________________________________________

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies.

4. WARRANTS:

Warrants are acquired to purchase equity securities of borrower or lessee in connection with asset financings. As of September 30, 1997 the Fund held warrants in two companies to purchase preferred stock of the companies. The warrants are assigned a nominal value of $36,000.

5. LONG - TERM DEBT FACILITY:

As of September 30, 1997 the Fund had no long term debt facility. Westech Advisors is currently negotiating terms and conditions with a syndicate of banks.

6. CAPITAL STOCK:

There are 200,000,000 shares of $.001 par value common stock authorized. 7,048.50 shares are issued and outstanding as of September 30, 1997.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least fifteen days before payment is due. Based on $70.4 million subscriptions received at the first closing on September 15, 1997, $63.4million in unfunded and uncalled capital commitments remained outstanding as of September 30, 1997. The Fund expects to have over $100 million in committed capital by its final closing.

7. MANAGEMENT:

Westech Advisors serves as the Fund's Investment Manager and Siguler Guff Advisers (the "Adviser") will serve as adviser to Westech Advisors with respect to Westech Advisors' administrative duties to the Fund. As compensation for their services to the Fund, Westech Advisors and the Adviser to Westech Advisors, together, will receive a management fee ("Management Fee"), at an annual rate of 2.5% of the Fund's committed capital computed and paid quarterly for the first two years following the Fund's initial private offering; and at an annual rate of 2.5% of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter.

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - SEPTEMBER 30, 1997  (UNAUDITED)

________________________________________________________________________

In addition to the Management Fee, Westech Advisors and the Adviser will together receive a monthly incentive fee (the "Incentive Fee") after shareholders have received a return of funds ("Payout") equal to the following: (a) cumulative dividends and distributions equal to 100% of all amounts paid, as of the date of calculation, by shareholders to the Fund (and not including placement fees paid to the Placement Agent by certain of the shareholders) for the purchase of Shares plus (b) a preferred return on all amounts paid, as of the date of calculation, equal to 8% cumulative, non-compounded annual return on such amounts. After Payout has been achieved, all amounts available to be paid as dividends and distributions to shareholders in accordance with the Fund's distribution policies will be distributed as follows: 80% as dividends to the Fund's shareholders, and 20% to Westech Advisors and the Adviser, together, as the Incentive Fee. The Incentive Fee shall not accrue or be paid until the Fund is no longer permitted to make capital calls under the Subscription Agreements or irrevocably waives any right to do so.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Venture Lending & Leasing II, Inc. ("Fund") is a closed-end, non-diversified management investment company electing status as a business development company under the Investment Company Act of 1940 ("1940 Act"). The Fund's investment objective is to achieve a high total return. The Fund will provide asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans, installment sales contracts or equipment leases. The Fund generally will receive warrants to acquire equity securities in connection with its portfolio investments.

     The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made one capital call since inception for a total of 10% of committed capital. Total committed capital as of September 30, 1997 was $70.4 million; a total of $7.0 million has been called.

RESULTS OF OPERATIONS -- FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT
                         OF OPERATIONS), TO SEPTEMBER 30, 1997

     Total investment income for the period ending September 30, 1997 was $17 thousand as the Fund did not commence operations until the last half of the third month of the quarter. Investment income consisted of interest on cash balances and venture loans outstanding during the period. Investment income should increase in future periods as the Fund continues to make new investments.

     Expenses for the period ending September 30, 1997 were $99 thousand, resulting in net loss of $81 thousand. On a per share basis, for the period ending September 30, 1997 net loss was $11.58.

     The primary expense of the Fund was the management fee of $77 thousand incurred during the period, which is imposed at an annual rate of 2.5% of committed capital. Because the management fee is imposed on committed capital, it will represent more than 2.5% of invested assets (and reduce net income correspondingly) until invested assets equal or exceed committed capital. The Fund incurred $184 thousand in organizational expenses through September 30, 1997. The Fund reimbursed Westech Advisors for the portion of these costs that they paid prior to the closing of the Fund. This amount has been deferred and is being amortized on a straight-line basis over a period of 60 months from the date the Fund commenced operations.

     Expenses other than the management fee, and interest expense are relatively fixed and should decrease as a percentage of investment income as the Fund's assets increase. Interest and bad debt expenses were zero for the period as the Fund has funded only two loans and currently has no debt outstanding. Actual future bad debt expense will depend on the success of the fund's investments. Interest expense is expected to become a significant portion of the Fund's operating expense as the Fund begins to use borrowed money in addition to its equity capital to fund loans.


LIQUIDITY AND CAPITAL RESOURCES --    SEPTEMBER 30, 1997

     Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $70.4 million at September 30, 1997. As of September 30, 1997, 10% of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

     The Fund is in the process of establishing a credit facility with a syndicate of major banks to finance the acquisition of asset-based loans and leases.

     As of September 30, 1997, 89% of the Fund's assets consisted of cash and cash equivalents. The Fund invested $617 thousand in venture loans and leases during the quarter, and net loan amounts outstanding after amortization stand at approximately $525 thousand. Amounts committed but undrawn increased to approximately $15.7 million. Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid. The Fund is anticipating to hold a second closing during the quarter ended December 1997. In conjunction with this closing the fund will call 10% of the capital subscribed for in such closing. The Fund expects to have over $100 million in committed capital by its final closing.

     The Fund will seek to meet the requirements to qualify for the special pass-through status available to "regulated investment companies" ("RICs") under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to shareholders. To meet this requirement, the Fund must, among other things, reach a specified level of diversification of its assets. If the Fund qualifies as a RIC, it will become subject to continuing diversification requirements, as well as other requirements mandating annual distributions of net income and realized gain, and limiting the nature and source of the Fund's income. The Fund cannot predict with certainty when or if it will achieve RIC status.

PART II -- OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 8, 1997 Westech Investment Advisors, Inc., as the sole shareholder of the Fund on that date, consented to the following:

-  The appointment of each of the following persons as a Director of the Fund:
      Ronald W. Swenson
      Salvador O. Gutierrez
      Arthur W. Aeder
      Louis W. Moelchert, Jr.
      S. Allan Johnson;

- The execution and delivery of a Management Agreement between the Fund on the one hand, and Westech Advisors and Siguler Guff Advisers, on the other hand;

- The execution and delivery of an Engagement Letter, among Robertson, Stephens & Company, LLC, Westech Advisors and Siguler Guff Advisers; and

- The appointment of Arthur Andersen LLP as the independent auditors of the Fund.

ITEM 6.   EXHIBITS

     None.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                        VENTURE LENDING & LEASING II, INC.
                                        ----------------------------------
                                        Registrant

                                        /s/ Salvador O. Gutierrez
Date: November 14, 1997                 --------------------------------------
                                        Salvador O. Gutierrez
                                        President and Chief Financial Officer
                                        [Duly Authorized Officer]


                                        /s/ Ronald W. Swenson
Date: November 14, 1997                 --------------------------------------
                                        Ronald W. Swenson
                                        Chairman
                                        [Chief Executive Officer]