Form 10-Q
period 1997-12-31
VENTURE LENDING & LEASING II INC
filed 1998-02-13
CIK 1039802

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 1997


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                 Commission file number 814-00141

                Venture Lending & Leasing II, Inc.
            ------------------------------------------
       (Exact Name of Registrant as specified in its charter)

                   Maryland                                  77-0456589
            ---------------------                     ------------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                or organization)                         Identification No.)

          2010 North First Street, Suite 310, San Jose, CA 95131
          ------------------------------------------------------
           (Address of principal executive offices)   (Zip Code)

                             (408) 436-8577
       ------------------------------------------------------------
           (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---    ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                           Outstanding as of January 31, 1998
--------------------------------           ----------------------------------
Common Stock, $.001 par value                            11,000

              Page 1 of 13; Exhibit Index appears on Page 13

                   VENTURE LENDING & LEASING II, INC.

                               INDEX

                                                                    PAGE NUMBER

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statement of Financial Position (Unaudited)                      3
          December 31, 1997

          Statement of Operations (Unaudited)                              4
          For the period from September 15, 1997 (commencement of operations) to December 31, 1997 and the three months ended December 31, 1997

          Statement of Changes in Shareholders' Equity (Unaudited)         5
          For the period from September 15, 1997 (commencement of operations) to December 31, 1997

          Statement of Cash Flows (Unaudited)                              6
          For the period from September 15, 1997 (commencement of operations) to December 31, 1997

          Notes to Financial Statements                               7 - 10

Item 2.   Management's Discussion and Analysis of Financial          11 - 13
          Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders             13

Item 6.   Exhibits                                                        13

SIGNATURES                                                                13

VENTURE LENDING & LEASING II, INC.

STATEMENT OF FINANCIAL POSITION  (UNAUDITED)
AS OF DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                            December 31, 1997
                                                            -----------------

ASSETS
     Loans and leases, net of unearned income                  $  5,776,851
     Cash and cash equivalents                                    5,801,839
     Investments in warrants                                        201,500
     Deferred organizational expenses                               169,562
     Interest receivable                                             42,174
     Accounts receivable                                             10,000
     Other assets                                                     1,869
                                                               ------------
            Total assets                                         12,003,795
                                                               ------------


LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                           71,736
     Management fees                                                730,804
     Fundings payable                                               884,955
     Refundable commitment fees                                      41,700
                                                               ------------
            Total liabilities                                     1,729,195
                                                               ------------

SHAREHOLDERS' EQUITY

     Common stock, $.001 par value; 200,000,000
          shares authorized; issued and outstanding,
          11,000 shares                                                  11
     Capital in excess of par value                              10,999,989
     Accumulated Deficit                                           (725,400)
                                                               ------------
            Total shareholders' equity                           10,274,600
                                                               ------------
            Total liabilities & shareholders' equity           $ 12,003,795
                                                               ------------
                                                               ------------




The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING II, INC.

STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT OF OPERATIONS),
TO DECEMBER 31, 1997
--------------------------------------------------------------------------------




                                       For the period from     For the Three
                                      September 15, 1997 to     Months Ended
                                        December 31, 1997    December 31, 1997
                                        -----------------    -----------------


INVESTMENT INCOME:
     Interest on loans and leases       $        30,386      $       26,216
     Interest on short-term
        investments                             113,293              99,993
                                        ---------------      --------------
            Total Investment Income             143,679             126,209
                                        ---------------      --------------

EXPENSES:
     Management fees                            808,048             730,804
     Legal fees                                  21,980               9,025
     Directors' fees and expenses                 8,500               3,750
     Amortization of organizational
        expenses                                 12,509               9,326
     Other operating expenses                    18,042              17,419
                                        ---------------      --------------
            Total Expenses                      869,079             770,324
                                        ---------------      --------------

Net Loss                                $      (725,400)     $     (644,115)
                                        ---------------      --------------
                                        ---------------      --------------

Basic Earnings (Loss) Per Share         $        (84.49)     $       (72.76)
                                        ---------------      --------------
                                        ---------------      --------------

Diluted Earnings (Loss) Per Share       $        (84.49)     $       (72.76)
                                        ---------------      --------------
                                        ---------------      --------------

Weighted Average Shares Outstanding            8,585.19            8,852.45
                                        ---------------      --------------
                                        ---------------      --------------




The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING II, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT OF OPERATIONS),
TO DECEMBER 31, 1997
--------------------------------------------------------------------------------






                                            Common Stock         Capital in
                                   --------------------------     Excess of     Accumulated
                                     Shares            Amount     Par Value       Deficit       Total
                                   ----------          ------    -----------    -----------   ----------

Balance, September 15, 1997             50.00          $   -     $   50,000     $        -    $    50,000
     Shares sold                     6,998.50              7      6,998,493              -      6,998,500
     Net loss                               -              -              -        (81,285)       (81,285)
                                   ----------          -----     ----------     ----------    -----------
Balance, September 30, 1997          7,048.50              7      7,048,493        (81,285)     6,967,215


     Shares Sold                     3,951.50              4      3,951,496              -      3,951,500
     Net Loss                               -              -              -       (644,115)      (644,115)
                                   ----------          -----     ----------     ----------    -----------

Balance, December 31, 1997          11,000.00          $  11     10,999,989     $ (725,400)   $10,274,600
                                   ----------          -----     ----------     ----------    -----------
                                   ----------          -----     ----------     ----------    -----------




The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING II, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT OF OPERATIONS), TO DECEMBER 31, 1997
------------------------------------------------------------------------------
------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                     $   (725,400)
     Adjustments to reconcile net investment income
       to net cash provided by operating activities:
         Amortization of organizational expenses                        12,509
         Increase in refundable commitment fees                         41,700
         Increase in interest receivable                               (42,174)
         Increase in accounts receivable                               (10,000)
         Increase in other assets                                       (1,869)
         Increase in payables                                        1,687,495

                                                                  ------------
             Net cash provided by operating activities                 962,261
                                                                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of loans and leases                                (6,493,174)
     Principal payments on loans and leases                            716,323
     Acquisition of warrants and common stock                         (201,500)
     Payment for organization expenses                                (182,071)

                                                                  ------------
             Net cash used in investing activities                  (6,160,422)
                                                                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Sales of common stock, net                                     11,000,000

                                                                  ------------
             Net cash provided by financing activities              11,000,000
                                                                  ------------

             Net Increase in cash and cash equivalents               5,801,839
                                                                  ------------

     Cash and Cash Equivalents:
         Beginning of period                                                 -
                                                                  ------------
         End of period                                            $  5,801,839
                                                                  ------------
                                                                  ------------


The accompanying notes are an integral part of these financial statements.

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 1997  (UNAUDITED)

------------------------------------------------------------------------------

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

Costs incurred in connection with the organization of the Fund were paid initially by Westech Advisors, however, the Fund reimbursed Westech Advisors for such cost and paid other organizational costs directly which total approximately $182,000 as of December 31, 1997. This amount has been deferred and is being amortized on the straight-line basis over a period of 60 months from the date the Fund commenced operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF ACCOUNTING - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 1997  (UNAUDITED)

------------------------------------------------------------------------------

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

RESERVES FOR LOSSES ON LOANS - Reserves for losses on loans are maintained at levels that, in the opinion of management, are adequate to absorb losses incurred in the loan portfolio. As of December 31, 1997 the Fund has no reserve for non-performing loans.

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


EARNINGS PER SHARE - Earnings per share computations are computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period using the treasury stock method. As of December 31, 1997 there are no common stock equivalents outstanding.

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 1997  (UNAUDITED)

------------------------------------------------------------------------------

3. SUMMARY OF LOANS AND LEASES:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. At December 31, 1997, there are commitments to 22 clients totaling $35.1 million of which $6.5 million in loans and leases have been disbursed with $5.8 million outstanding.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies.

4. WARRANTS:


Warrants are acquired to purchase equity securities of borrower or lessee in connection with asset financings. As of December 31, 1997 the Fund held warrants in 22 companies to purchase stock of the companies, of which one company was publicly traded. Because of the illiquid nature of these warrants, they have been assigned a nominal value of $202,000.


5. LONG-TERM DEBT FACILITY:

 As of December 31, 1997 the Fund had no long term debt facility. Westech Advisors is currently negotiating terms and conditions with a syndicate of banks.

6. CAPITAL STOCK:

There are 200,000,000 shares of $.001 par value common stock authorized. 11,000 shares were issued and outstanding as of December 31, 1997.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least fifteen days before payment is due. Based on $110 million subscriptions received by the final closing during December 1997, $99 million in unfunded and uncalled capital commitments remained outstanding as of December 31, 1997.

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 1997  (UNAUDITED)

------------------------------------------------------------------------------

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

     The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made one capital call since inception for a total of 10% of committed capital. Total committed capital as of December 31, 1997 was $110 million; a total of $11.0 million has been called.

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED DECEMBER 31, 1997


     Total investment income for the period ending December 31, 1997 was $126 thousand. Investment income consisted of interest on cash balances and venture loans outstanding during the period. Investment income should increase in future periods as the Fund continues to make new investments.


     Expenses for the period ending December 31, 1997 were $770 thousand, resulting in net loss of $644 thousand. On a per share basis, for the period ending December 31, 1997 net loss was $72.76.

     The primary expense of the Fund was the management fee of $731 thousand incurred during the period, which is imposed at an annual rate of 2.5% of committed capital. Because the management fee is imposed on committed capital, it will represent more than 2.5% of invested assets (and reduce net income correspondingly) until invested assets equal or exceed committed capital.

     Expenses other than the management fee, and interest expense are relatively fixed and should decrease as a percentage of investment income as the Fund's assets increase. Interest and bad debt expenses were zero for the period as the Fund is still new and currently has no debt outstanding. Actual future bad debt expense will depend on the success of the fund's investments. Interest expense is expected to become a significant portion of the Fund's operating expense as the Fund begins to use borrowed money in addition to its equity capital to fund loans.

FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT OF
OPERATIONS), TO DECEMBER 31, 1997


     Total investment income for the period ending December 31, 1997 was $144 thousand as the Fund did not commence operations until September 15th. Investment income consisted of interest on cash balances and venture loans outstanding during the period. Investment income should increase in future periods as the Fund continues to make new investments.


     Expenses for the period ending December 31, 1997 were $869 thousand, resulting in net loss of $725 thousand. On a per share basis, for the period ending December 31, 1997 net loss was $84.49.

     The primary expense of the Fund was the management fee of $808 thousand incurred during the period. Expenses other than the management fee and interest expense are relatively fixed and should decrease as a percentage of investment income as the Fund's assets increase. Interest and bad debt expenses were zero for the period as the Fund is still new and currently has no debt outstanding. Actual future bad debt expense will depend on the success of the fund's investments. Interest expense is expected to become a significant portion of the Fund's operating expense as the Fund begins to use borrowed money in addition to its equity capital to fund loans.

     The Fund incurred $182 thousand in organizational expenses through December 31, 1997. The Fund reimbursed Westech Advisors for the portion of these costs that they paid prior to the closing of the Fund. This amount has been deferred and is being amortized on a straight-line basis over a period of 60 months from the date the Fund commenced operations.

LIQUIDITY AND CAPITAL RESOURCES -- DECEMBER 31, 1997

     The Fund held a second closing during December 1997. In conjunction with this closing the fund will call 10% of the capital subscribed for in such closing. Total capital committed to the purchase of shares pursuant to subscription agreements increased to approximately $110 million at December 31, 1997. As of December 31, 1997, 10% of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

     The Fund is in the process of establishing a credit facility with a syndicate of major banks to finance the acquisition of asset-based loans and leases.

     As of December 31, 1997, 48% of the Fund's assets consisted of cash and cash equivalents. The Fund invested $6.5 million in venture loans and leases during the period, and net loan amounts outstanding after amortization stand at approximately $5.8 million. Amounts committed but undrawn increased to approximately $28.6 million. Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

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

     None.

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

                                VENTURE LENDING & LEASING II, INC.
                                ----------------------------------
                                Registrant

Date: February 13, 1998         /s/ Salvador O. Gutierrez
                                ----------------------------------
                                Salvador O. Gutierrez
                                President and Chief Financial Officer
                                [Duly Authorized Officer]


Date: February 13, 1998         /s/ Ronald W. Swenson
                                ----------------------------------
                                Ronald W. Swenson
                                Chairman
                                [Chief Executive Officer]