Form 10-Q
period 1998-03-31
VENTURE LENDING & LEASING II INC
filed 1998-05-15
CIK 1039802

                            FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1998


[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                Commission file number 814-00141


                     Venture Lending & Leasing II, Inc.
              -------------------------------------------------------
              (Exact Name of Registrant as specified in its charter)

                 Maryland                                77-0456589
        --------------------------                ------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


            2010 North First Street, Suite 310, San Jose, CA 95131
            -------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

                               (408) 436-8577
                --------------------------------------------------
                (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject
to such filing requirements for the past 90 days.  Yes  X   No
                                                       ---     ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                      Outstanding as of April 30, 1998
------------------------------------   ---------------------------------------
Common Stock, $.001 par value                            11,000


                Page 1 of 13; Exhibit Index appears on Page 13

                     VENTURE LENDING & LEASING II, INC.

                                   INDEX


                                                                  PAGE NUMBER
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statement of Financial Position (Unaudited)                       3
         March 31, 1998

         Statement of Operations (Unaudited)                               4
         For the period from September 15, 1997(commencement of
         operations) to March 31, 1998 and the three months ended
         March 31, 1998

         Statement of Changes in Shareholders' Equity (Unaudited)          5
         For the period from September 15, 1997(commencement of
         operations) to March 31, 1998

         Statement of Cash Flows (Unaudited)                               6
         For the period from September 15, 1997 (commencement of
         operations) to March 31, 1998

         Notes to Financial Statements                                7 - 10

Item 2.  Management's Discussion and Analysis of Financial           11 - 13
         Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              13

Item 6.  Exhibits                                                         13

SIGNATURES                                                                13




VENTURE LENDING & LEASING II, INC.

STATEMENT OF FINANCIAL POSITION  (UNAUDITED)
AS OF MARCH 31, 1998
-------------------------------------------------------------------------------


                                                              March 31, 1998
                                                              ---------------

ASSETS

     Loans and leases, net of unearned income                    $ 14,846,017
     Cash and cash equivalents                                      4,216,507
     Investments in warrants                                          454,768
     Deferred assets                                                  240,540
     Other assets                                                      59,377
                                                              ---------------
         Total assets                                              19,817,209
                                                              ---------------

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
     Bank loans                                                     9,008,210
     Accounts payable                                                 857,430
     Commitment fees                                                  135,200
                                                              ---------------
         Total liabilities                                         10,000,840
                                                              ---------------

SHAREHOLDERS' EQUITY

     Common stock, $.001 par value; 200,000,000
      shares authorized; issued and outstanding,
      11,000 shares                                                       11

     Capital in excess of par value                                10,999,989

     Accumulated deficit                                           (1,183,631)
                                                              ---------------
         Total shareholders' equity                                 9,816,369
                                                              ---------------
         Total liabilities & shareholders' equity               $  19,817,209
                                                              ---------------
                                                              ---------------



The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING II, INC.

STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT OF OPERATIONS),
TO MARCH 31, 1998
-------------------------------------------------------------------------------


                                               For the Three        For the period from
                                                Months Ended       September 15, 1997 to
                                               March 31, 1998          March 31, 1998
                                               --------------     ----------------------
INVESTMENT INCOME:
     Interest on loans and leases                  $  255,774          $   286,160
     Interest on short-term investments                38,704              151,997
                                               --------------     ----------------------
         Total investment income                      294,478              438,157
                                               --------------     ----------------------
Expenses:
     Management fees                                  687,500            1,495,548
     Interest expense                                  39,412               39,412
     Other operating expenses                          86,215              147,246
                                               --------------     ----------------------
         Total expenses                               813,127            1,682,206
                                               --------------     ----------------------

Net Investment loss                               $  (518,649)         $(1,244,049)
                                               --------------     ----------------------
                                               --------------     ----------------------

Net Change in unrealized gain from investments         60,418               60,418
     Net loss                                     $  (458,231)         $(1,183,631)
                                               --------------     ----------------------
                                               --------------     ----------------------

Basic loss per share                              $    (41.66)         $   (122.24)
                                               --------------     ----------------------
                                               --------------     ----------------------

Diluted loss per share                            $    (41.66)         $   (122.24)
                                               --------------     ----------------------
                                               --------------     ----------------------

Weighted average shares outstanding                 11,000.00             9,682.83
                                               --------------     ----------------------
                                               --------------     ----------------------


The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING II, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT OF OPERATIONS),
TO MARCH 31, 1998
-------------------------------------------------------------------------------




                                 Common Stock    Capital in
                             ------------------   Excess of      Accumulated
                              Shares     Amount   Par Value        Deficit       Total
                             ---------   ------  -----------     ------------  ----------
Balance, September 15, 1997      50.00   $   -   $    50,000     $         -   $    50,000
     Shares sold             10,950.00      11    10,949,989               -    10,950,000
     Net loss                        -       -             -      (1,183,631)   (1,183,631)
                             ---------   ------  -----------     ------------  -----------
Balance, March 31, 1998      11,000.00   $  11   $10,999,989     $(1,183,631)  $ 9,816,369
                             ---------   ------  -----------     ------------  -----------
                             ---------   ------  -----------     ------------  -----------






The accompanying notes are an integral part of these statements.

VENTURE LENDING & LEASING II, INC.

STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT OF OPERATIONS),
TO MARCH 31, 1998
-------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                       $ (1,183,631)
   Adjustments to reconcile net investment loss
    to net cash used in operating activities:
      Amortization of deferred assets                                   21,632
      Increase in refundable commitment fees                           135,200
      Increase in other assets                                         (59,377)
      Increase in unrealized gain on securities                        (60,418)
      Increase in accounts payable and accrued expenses                857,430
                                                                  ------------
         Net cash provided by operating activities                    (289,164)
                                                                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of loans and leases                                 (16,420,254)
   Principal payments on loans and leases                            1,574,237
   Acquisition of warrants                                            (394,350)
   Payment for deferred assets                                        (262,172)
                                                                  ------------
         Net cash used in investing activities                     (15,502,539)
                                                                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Sales of common stock, net                                       11,000,000
   Proceeds from bank borrowings                                     9,008,210
                                                                  ------------
         Net cash provided by financing activities                  20,008,210
                                                                  ------------
         Net increase in cash and cash equivalents                   4,216,507
                                                                  ------------

   Cash and cash equivalents:
     Beginning of period                                                    -
                                                                  ------------
     End of period                                                $  4,216,507
                                                                  ------------
                                                                  ------------




The accompanying notes are in integral part of these statements.

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - MARCH 31, 1998 (UNAUDITED)
--------------------------------------------------------------------------

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

Costs incurred in connection with the organization of the Fund were paid initially by Westech Advisors, however, the Fund reimbursed Westech Advisors for such cost and paid other organizational costs directly which total approximately $198,000 as of March 31, 1998. This amount has been deferred and is being amortized on the straight-line basis over a period of 60 months from the date the Fund commenced operations.

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

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - MARCH 31, 1998 (UNAUDITED)
-------------------------------------------------------------------------------

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

RESERVES FOR LOSSES ON LOANS - Reserves for losses on loans are maintained at levels that, in the opinion of management, are adequate to absorb losses incurred in the loan portfolio. As of March 31, 1998 the Fund has no reserve for non-performing loans.

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

EARNINGS PER SHARE - Earnings per share computations are computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period using the treasury stock method. As of March 31, 1998 there are no common stock equivalents outstanding.

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - MARCH 31, 1998  (UNAUDITED)
-------------------------------------------------------------------------------

3. SUMMARY OF LOANS AND LEASES:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. At March 31, 1998, there are commitments to 30 clients totaling $57.3 million of which $16.4 million in loans and leases have been disbursed with $14.8 million outstanding.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies.

4. WARRANTS:

Warrants are acquired to purchase equity securities of borrower or lessee in connection with asset financings. As of March 31, 1998 the Fund held warrants in one publicly traded company. Because of the illiquid nature of these warrants, they have been assigned a nominal value of $455 thousand.

5. LONG - TERM DEBT FACILITY:

The Fund has in place a $35 million revolving credit warehouse facility to finance the acquisition of asset-based loans and leases. Outstanding balances bear interest at either the financial institution's prime rate or 1.15% above LIBOR. The Fund pays a commitment fee of .25% annually on the total average amount of unused commitment with respect to this facility.

Borrowings under the facility are collateralized by the assets financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund.

As of March 31, 1998 the Fund had $9 million outstanding under this facility.

6. CAPITAL STOCK:

There are 200,000,000 shares of $.001 par value common stock authorized. 11,000 shares were issued and outstanding as of March 31, 1998.

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS - MARCH 31, 1998 (UNAUDITED)
-------------------------------------------------------------------------------

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least fifteen days before payment is due. Based on $110 million subscriptions received by the final closing during December 1997, $99 million in unfunded and uncalled capital commitments remained outstanding as of March 31, 1998.

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

   The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made one capital call since inception for a total of 10% of committed capital. Total committed capital as of March 31, 1998 was $110 million; a total of $11.0 million has been called.

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED MARCH 31, 1998

   Total investment income for the period ending March 31, 1998 was $294 thousand. Investment income consisted of interest on venture loans and cash balances outstanding during the period. Investment income should increase in future periods as the Fund continues to make new investments.

   Expenses for the period ending March 31, 1998 were $813 thousand. In addition, the Fund posted an unrealized gain on it's investments of $60 thousand, resulting in net loss of $458 thousand. On a per share basis, for the period ending March 31, 1998 the net loss was $41.66.

   The primary expense of the Fund was the management fee of $688 thousand incurred during the period, which is imposed at an annual rate of 2.5% of committed capital. Because the management fee is imposed on committed capital, it will represent more than 2.5% of invested assets (and reduce net income correspondingly) until invested assets equal or exceed committed capital.

   Interest expense for the quarter was $39 thousand as the Fund began to borrow against its line of credit. Interest expense is expected to become a significant portion of the Fund's operating expense as the Fund begins to use borrowed money in addition to its equity capital to fund loans. Expenses other than the management fee, and interest expense are relatively fixed and should decrease as a percentage of investment income as the Fund's assets increase. Bad debt expenses was zero for the period as the Fund is still new. Actual future bad debt expense will depend on the success of the fund's investments.

FOR THE PERIOD FROM SEPTEMBER 15, 1997 (COMMENCEMENT OF OPERATIONS), TO MARCH 31, 1998

Total investment income for the period ending March 31, 1998 was $438 thousand as the Fund did not commence operations until September 15th. Investment income consisted of interest on venture loans and cash balances outstanding during the period. Investment income should increase in future periods as the Fund continues to make new investments.

   Expenses for the period ending March 31, 1998 were $1,682 thousand. In addition, the Fund posted an unrealized gain on it's investments of $60 thousand, resulting in net loss of $1,184 thousand. On a per share basis, for the period ending March 31, 1998 the net loss was $122.24.

   The primary expense of the Fund was the management fee of $1,496 thousand incurred during the period. Interest expense for the quarter was $39 thousand as the Fund began to borrow against its line of credit. Interest expense is expected to become a significant portion of the Fund's operating expense as the Fund begins to use borrowed money in addition to its equity capital to fund loans. Expenses other than the management fee and interest expense are relatively fixed and should decrease as a percentage of investment income as the Fund's assets increase. Bad debt expenses was zero for the period as the Fund is still new. Actual future bad debt expense will depend on the success of the fund's investments.

   The Fund incurred $198 thousand in organizational expenses through March 31, 1998. The Fund reimbursed Westech Advisors for the portion of these costs that they paid prior to the closing of the Fund. This amount has been deferred and is being amortized on a straight-line basis over a period of 60 months from the date the Fund commenced operations.

LIQUIDITY AND CAPITAL RESOURCES -- MARCH 31, 1998

   Total capital committed to the purchase of shares pursuant to subscription agreements stood at approximately $110 million at December 31, 1997 when the Fund stopped accepting new subscriptions. As of March 31, 1998, 10% of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

   The Fund established a $35 million credit facility with a syndicate of major banks to finance the acquisition of asset-based loans and leases.

   As of March 31, 1998, 21% of the Fund's assets consisted of cash and cash equivalents. The Fund invested $9.9 million in venture loans and leases during the last quarter, and net loan amounts outstanding after amortization stand at approximately $14.8 million. Amounts committed but undrawn increased to approximately $40.9 million. Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

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

        None

ITEM 6. EXHIBITS

        27. Financial Data Schedule


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                 VENTURE LENDING & LEASING II, INC.
                                 Registrant

Date: May 15, 1998               /s/ Salvador O. Gutierrez
                                 -------------------------------------
                                 Salvador O. Gutierrez
                                 President and Chief Financial Officer
                                 [Duly Authorized Officer]


Date: May 15, 1998               /s/ Ronald W. Swenson
                                 -------------------------------------
                                 Ronald W. Swenson
                                 Chairman
                                 [Chief Executive Officer]