Form 10-K405
period 1998-06-30
VENTURE LENDING & LEASING II INC
filed 1998-10-01
CIK 1039802

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                          OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _______ to _______

                           Commission File Number 814-00141
                          VENTURE LENDING & LEASING II, INC.
                (Exact name of registrant as specified in its charter)

           Maryland                                  77-0456589
- -------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


                2010 North First Street, Suite 310, San Jose, CA 95131
                ------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

         Registrant's telephone number, including area code:  (408) 436-8577

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock,
                                                            $0.001 par value

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes X No
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K: X

As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 1998 was 22,000.

                         DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENT DESCRIPTION                                              10-K PART
- --------------------                                              ---------

Specifically Identified Portions of the Registrant's
Proxy Statement for the Annual Meeting of Shareholders
to be held November 11, 1998                                         III

PART I

ITEM 1.   BUSINESS.

INTRODUCTION.

     Venture Lending & Leasing II, Inc. ("Fund") is a closed-end, non-diversified management investment company electing status as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). The Fund's investment objective is to achieve a high total return. The Fund will provide asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans, installment sales contracts or equipment leases. The Fund generally will receive warrants to acquire equity securities in connection with its portfolio investments. The Fund's Investment Manager is Westech Investment Advisors, Inc. ("Westech Advisors" or the "Manager"). Siguler Guff Advisers, LLC ("Adviser to the Manager") will act as adviser to Westech Advisors with respect to its administrative duties to the Fund.

     The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made two capital calls since inception for a total of 20% of committed capital. Total committed capital as of June 30, 1998 was $110 million; a total of $22.0 million has been called.

INVESTMENT PROGRAM.

     GENERAL. As a BDC, the Fund will invest at least 70% of its total assets ("qualifying assets") in securities of companies that qualify as "eligible portfolio companies." An eligible portfolio company generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC. See "Regulation." The Fund may invest up to 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies (for example, because the company's securities are listed on the National Association of Securities Dealers' Automated Quotation System) and eligible portfolio companies as to which the Fund does not offer to make available significant managerial assistance. The foregoing percentages are determined, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, by the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the Fund pursuant to such commitment.

     VENTURE LOANS AND LEASES. Venture loans generally consist of a promissory note secured by the equipment or other assets to be purchased by the borrower. The Fund generally obtains a security interest in the assets financed and receives periodic payments of interest and principal, and generally receives a final payment constituting additional interest at the end of the transaction's term. Venture leases consist of a lease from the Fund to the lessee of the assets to be financed, with periodic payments of rent and, in most cases, with a put option to sell the assets to the borrower at the end of the lease term for a predetermined or formula price. The interest rate and amortization terms of venture loans, the rental rate and put provisions of leases and all other transaction terms are individually negotiated between the Fund and each borrower or lessee. Because the Fund seeks to qualify as a "regulated investment company" ("RIC") under the Internal Revenue Code of 1986 ("Internal Revenue Code"), provisions of the Internal Revenue Code restrict the terms upon which the Fund may enter into venture leases and the extent to which venture leases may be used, and the Fund anticipates structuring the majority of its transactions as venture loans.

     Typically, loans or leases are structured as commitments by the Fund to finance asset acquisitions by the borrower or lessee over a specified period of time. The commitment of the Fund to finance future asset acquisitions is typically subject to the absence of any default under the loan or lease and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired. Although the Fund's commitments generally provide that the Fund is not required to continue to fund additional asset purchases if there is a material adverse change in the borrower's or lessee's financial condition, it is possible that a borrower's or lessee's financial condition will not be as strong at the time the Fund finances an asset acquisition as it was at the time the commitment was entered into.

     WARRANTS AND EQUITY SECURITIES. The Fund generally acquires warrants to purchase equity securities of the borrower or lessee in connection with asset financings. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower or lessee. Substantially all the warrants and underlying equity securities are restricted securities under the 1933 Act at the time of issuance; the Fund generally negotiates registration rights with the borrower or lessee that may provide (i) "piggyback" registration rights, which permit the Fund under certain circumstances to include some or all of the securities owned by it in a registration statement filed by the borrower or lessee or (ii) under rare circumstances, "demand" registration rights permitting the Fund under certain circumstances to require the borrower or lessee to register the securities under the 1933 Act (in some cases at the Fund's expense).

INVESTMENT POLICIES.

     For purposes of these investment policies and unless otherwise specified, references to the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the Fund pursuant to such commitment; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.

     DIVERSIFICATION STANDARDS. The Fund is classified as a "non-diversified" closed-end investment company under the 1940 Act. However the Fund seeks to qualify as a RIC, and therefore must meet diversification standards under the Internal Revenue Code.

     To qualify as a RIC, the Fund must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of the Fund's taxable year, (i) not more than 25% of the market value of its total assets is invested in the securities of a single issuer and
(ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer). For purposes of the diversification requirements under the Internal Revenue Code, the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the securities issued by the borrower or lessee to the Fund at the time each portion of the commitment is funded.

     The Fund will invest no more than 25% of its total assets in securities of companies in any single industry. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computer and semiconductor-related, medical/biotechnology and communications.

     INVESTMENT GUIDELINES. In selecting investments for the Fund's portfolio, the Manager will endeavor to meet the investment guidelines established by the Fund's Board of Directors. The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the
Manager.   Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.

     LEVERAGE. The Fund is permitted to borrow money from and issue debt securities to banks, insurance companies and other lenders to obtain additional funds to originate venture loans and leases. Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have "asset coverage" of at least 200 percent. "Asset coverage" means the ratio which the value of the Fund's total assets, less all liabilities not represented by the borrowings and any other liabilities constituting "senior securities" under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund's borrowings and other senior securities to 50% of its total assets less its liabilities other than the borrowings and other senior securities.

     The use of leverage increases investment risk. The Fund's lenders require that the Fund pledge portfolio assets as collateral for loans. If the Fund is unable to service the borrowings, the Fund may risk the loss of such pledged assets. Lenders also require that the Fund agree to loan covenants limiting the Fund's ability to incur additional debt or otherwise limiting the Fund's flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met.

     TEMPORARY INVESTMENTS. Pending investment in asset financing transactions and pending distributions, the Fund invests excess cash in (i) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities, (ii) repurchase agreements fully collateralized by U.S. government securities or
(iii) short-term high-quality debt instruments of U.S. corporations. All such investments will mature in one year or less. The U.S. government securities in which the Fund may invest include U.S. government securities backed by the full faith and credit of the U.S. government (such as Treasury bills, notes and bonds) as well as securities backed only by the credit of the issuing agency. Corporate securities in which the Fund may invest include commercial paper, bankers' acceptances and certificates of deposit of domestic or foreign issuers.

     The Fund also may enter into repurchase agreements that are fully collateralized by U.S. government securities with banks or recognized securities dealers, in which the Fund purchases a U.S. government security from the institution and simultaneously agrees to resell it to the seller at an agreed-upon date and price. The repurchase price is related to an agreed-upon market rate of interest rather than the coupon of the debt security and, in that sense, these agreements are analogous to secured loans from the Fund to the seller. Repurchase agreements carry certain risks not associated with direct investments in securities, including possible declines in the market value of the underlying securities and delays and costs to the Fund if the other party to the transaction defaults.

     OTHER INVESTMENT POLICIES. The Fund will not sell securities short, purchase securities on margin (except to the extent the Fund's permitted borrowings are deemed to constitute margin purchases), write puts or calls, purchase or sell commodities or commodity contracts or purchase or sell real estate. The Fund will not underwrite the securities of other companies, except to the extent the Fund may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of the Fund's business.

     THE FUND'S INVESTMENT OBJECTIVE, INVESTMENT POLICIES AND INVESTMENT GUIDELINES (OTHER THAN ITS STATUS AS A BDC) ARE NOT FUNDAMENTAL POLICIES AND MAY BE CHANGED BY THE FUND'S BOARD OF DIRECTORS AT ANY TIME WITHOUT SHAREHOLDER APPROVAL.

REGULATION.

     Generally, to be eligible to elect BDC status, a company must engage in the business of furnishing capital and offering significant managerial assistance to "eligible portfolio companies," as defined below. More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered as a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934;
(iii) operate for the purpose of investing in the securities of certain types of eligible portfolio companies; (iv) offer to extend significant managerial assistance to such eligible portfolio companies; (v) have a majority of disinterested directors; and (vi) file (or under certain circumstances, intend to file) a proper notice of election with the SEC.

     "Making available significant managerial assistance" is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the business development company, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a business development company of a controlling influence over the management or polices of the portfolio company by the business development company acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund intend to offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans or leases. In some instances, officers of the Fund might serve on the board of directors of borrowers or lessees.

     An "eligible portfolio company" generally is a United States company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or (iii) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company.

     The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms, and investment companies. Moreover, the 1940 Act limits the type of assets that BDCs may acquire to certain prescribed qualifying assets and certain assets necessary for its operations (such as office furniture, equipment, and facilities) if, at the time of acquisition, less than 70% of the value of BDC's assets consist of qualifying assets. Qualifying assets include: (i) privately acquired securities of companies that were eligible portfolio companies at the time such BDC acquired their securities; (ii) securities of bankrupt or insolvent companies; (iii) securities of eligible portfolio companies controlled by a BDC; (iv) securities received in exchange for or distributed in or with respect to any of the foregoing; and (v) cash items, government securities and high-quality short-term debt. The 1940 Act also places restrictions on the nature of transactions in which, and the persons from whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and the requirement that securities be acquired directly from either the portfolio company or its officers, directors or affiliates.

     The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund's disinterested directors has determined that such sale would be in the best interests of the Fund and its shareholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term "majority of the outstanding voting securities" of the Fund means the vote of (i) 67% or more of the Fund's Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or
(ii) more than 50% of the Fund's outstanding Shares, whichever is less.

     Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 Provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).

DIVIDENDS AND DISTRIBUTIONS

     The Fund intends to distribute to shareholders substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund's net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually with the Fund's final quarterly dividend distribution for the year.

     Until September 15, 2002, the Fund shall reinvest the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans or leases. Following that date, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in his shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

COMPETITION.

     Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund. Furthermore, the Fund's need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Internal Revenue Code pertaining to RICs might restrict the Fund's flexibility as compared with its competitors.
The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or lessees more attractive transaction terms than otherwise might be the case.

EMPLOYEES.

     The Fund has no employees; all of its officers are officers and employees of the Manager or the Adviser to the Manager, and all of its required services are performed by officers and employees of the Manager or the Adviser to the Manager.

ITEM 2.   PROPERTIES.

     All of the Fund's office space is provided by the Manager.

ITEM 3.   LEGAL PROCEEDINGS.

     The Fund is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Fund's security holders during the last quarter of the fiscal year ended June 30, 1998.

EXECUTIVE OFFICERS OF THE FUND

     The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.


 NAME AND POSITION     AGE     OCCUPATION DURING PAST FIVE YEARS
 WITH FUND
 Ronald W. Swenson,     53      President and Director, Westech Investment
 Director, Chairman             Advisors since 1994, and President and
 and Chief Executive            Director, Western Technology Investments since
 Officer                        1980.

 Salvador O.            55      Senior Vice President and Director, Westech
 Gutierrez, Director,           Investment Advisors since 1994, and Senior Vice
 President and Chief            President, Western Technology Investment since
 Financial Officer              1987.

 George W. Siguler,     51      Managing Director, Siguler Guff Advisers &
 Executive Vice                 affiliates since 1995; Managing Director of
 President and                  Mitchell Hutchins Institutional Investors from
 Advisory Director              1991 to 1995. Director and President,
                                Associated Capital Advisers, Inc. (investment
                                management firm) from 1990 to 1991, Vice
                                Chairman and a director of Monarch Capital
                                Corporation (financial services holding
                                company) from 1984 to 1991.

 Patricia A.            62      Vice President, Westech Investment Advisors
 Breshears, Vice                since 1994; Administrator and Corporate
 President and                  Secretary, Western Technology Investment
 Secretary                      (venture leasing firm) since 1984.

 Donald P. Spencer,     43      Managing Director, Siguler Guff Advisers and
 Vice President and             affiliates since 1995; Senior Vice President
 Assistant Secretary            (and other positions), Mitchell Hutchins
                                Institutional Investors and affiliates from
                                1989 to 1995.

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

     The approximate number of holders of record of the Fund's Common Stock at September 15, 1998 was 108.

     The Fund has established a policy of declaring dividends on a quarterly basis, but has not yet declared any dividends as there has not been sufficient earnings to begin dividend payments. See "Dividends and Distributions" under
Item 1 for a description of the Fund's dividend policies.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table summarizes certain financial data and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below has been derived from the audited financial statements.



                                                              For the Period from
                                                               September 15, 1997
                                                                to June 30, 1998
                                                              ------------------

Statement of Operations Data:
Investment Income:
      Interest on Loans and Leases                                 $945,610
      Interest on Short - Term investments                          270,369
                                                                  ---------
         Total Investment Income                                  1,215,979

Expenses:
      Management Fee to Managers                                  2,183,048
      Interest Expense                                              195,143
      Other Expenses                                                245,173
                                                                  ---------
         Total Expenses                                           2,623,364
                                                                  ---------
Net Investment Income (Loss)                                     (1,407,385)
Net Unrealized Gain From Investment Transactions                    643,692
Net Realized Gain From Investment Transactions                      278,655
                                                                  ---------
Net Income (Loss)                                                  (485,038)
                                                                  ---------
                                                                  ---------

Net Income (Loss) Per Share:                                        $(38.70)
                                                                  ---------
                                                                  ---------

Average Shares Outstanding                                           12,534
                                                                  ---------
                                                                  ---------
Balance Sheet Data:                                     As of June 30, 1998
                                                        -------------------
Total Assets                                                    $31,603,724
Bank Loans                                                       $9,008,210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS -- PERIOD ENDED JUNE 30, 1998

     Total investment income for the period ended June 30, 1998 was $1.2 million, of which $.9 million, consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. Interest on Loans and Leases is expected to be the largest component of investment income in future periods as the assets invested in Loans and Leases grows as a proportion of total assets.

     Expenses for the period ended June 30, 1998 were $2.6 million, resulting in a net investment loss of $1.4 million. Net income for the period ended June 30, 1998 of $.5 million includes an unrealized gain of $0.6 million and a realized gain of $.3 million. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity. On a per share basis, for the period ended June 30, 1998 the net loss was $38.70.

     There were several factors that contributed to the net loss for the period ended June 30, 1998. The Fund began operations on September 15, 1997 and had no loans outstanding prior to that time. As of June 30, 1998, total assets invested in venture loans stood at 103% of called capital, reflecting the investment of capital called and additional borrowed funds. The most significant factor contributing to the net loss for the period ended June 30, 1998 was the management fee of $2.2 million which is imposed at a rate of 2.5% of committed capital. The Funds total assets comprised a relatively low percentage of committed capital during the period, therefor the management fee for the period constituted a relatively high percentage of total assets. Reducing the net loss for the period ended June 30, 1998 was interest generated by the Fund's investments of $1.2 million and the realized and unrealized gains from investment transactions of $.9 million.

LIQUIDITY AND CAPITAL RESOURCES -- JUNE 30, 1998

     Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $110 million at June 30, 1998. As of June 30, 1998, $22 million of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

The Fund has in place a $35 million revolving credit warehouse facility to finance the acquisition of asset-based loans and leases. Outstanding balances bear interest at either the financial institution's prime rate or 1.15% above LIBOR. The Fund pays a commitment fee of .25% annually on the total average amount of unused commitment with respect to this facility. Borrowings under the facility are collateralized by the assets financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund. As of June 30, 1998 the Fund had $9 million outstanding under this facility.

     As of June 30, 1998, 22% of the Fund's assets consisted of cash and cash equivalents. The Fund invested its assets in venture loans and leases during the year. Amounts disbursed under the Fund's loan commitments were approximately $25.4 million during the year ended June 30, 1998, and net loan amounts outstanding after amortization increased to approximately $22.8 million. Unfunded commitments were approximately $45.3 million.

- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
Year Ending                        Amount                  Principal                Balance                 Unfunded
                                   Disbursed               Amortization            Outstanding             Commitments
- -----------------------------------------------------------------------------------------------------------------------------
 June 30, 1998                   $25.4 million             $2.6 million            $22.8 million           $45.3 million
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

     The Fund seeks to meet the requirements to qualify for the special pass-through status available to "regulated investment companies" ("RICs") under the Internal Revenue Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes
to shareholders.   To qualify as a RIC, the Fund must distribute to its
shareholders for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) ("Distribution Requirement"). To the extent that the terms of the Fund's venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or the terms of venture leases provide for the receipt by the Fund of a purchase price for the asset at the end of the lease term ("residual income"), the Fund would be required to accrue such residual income over the life of the loan or lease, and to include such accrued income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund's cash assets, from amounts received through amortization of loans or leases or from borrowed funds.

     This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

YEAR 2000 ISSUE

     The fund utilizes software and related information technologies that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, certain date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000, may result in a systems failure or cause systems to process critical financial and operational information incorrectly. Additionally, many of the Fund's customers and service providers use software and information technology that could also be affected by the date change.

     Based on ongoing assessments and testing, the Fund believes that there is no material risk of business interruption as a result of computer errors or inefficiencies. The Fund is also working with its vendors and customers to obtain reasonable assurances that they are taking comparable steps with respect to their year 2000 exposures. However, the steps the Fund is taking and intends to take do not guarantee complete success or eliminate the possibility that the Fund will not be adversely affected by the matters related to the year 2000.

QUARTERLY RESULTS - JUNE 30, 1998 (UNAUDITED)

     This information has been derived from unaudited financial statements that, in the opinion of management, include all normal recurring adjustments necessary for a fair presentation of such information. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                                               Three Months Ended
                                                       September 15 to     ------------------------------------------------------
                                                     September 30, 1997    December 31, 1997     March 31, 1998     June 30, 1998
                                                     ----------------------------------------------------------------------------
 Investment Income:
   Interest on Loans and Leases                                  $4,510              $26,216           $255,774          $659,410
    Interest on Short -Term Investments                          12,959               99,993             38,704           118,713
                                                                 ------               ------             ------           -------
        Total Investment Income                                  17,469              126,209            294,478           777,823
                                                                 ------              -------            -------         ---------
 Expenses:

    Management Fee to the Managers                               77,244              730,804            687,500           687,500
    Interest Expense                                                  -                    -             39,412           155,731
    Other Expense                                                21,510               39,520             86,215            97,928
                                                                 ------               ------             ------           -------



       Total Expenses                                            98,754              770,324            813,127           941,159
                                                                 ------              -------            -------         ---------
 Net Investment Income (Loss)                                  $(81,285)           $(644,115)         $(518,619)        $(163,336)
 Net Unrealized Gain From Investment
 Transactions                                                         -                    -             60,418           583,274
 Net Realized Gain From Investment Transactions                       -                    -                  -           278,655
                                                               --------            ---------          ---------          --------
 Net Income (Loss)                                             $(81,285)           $(644,115)         $(458,231)         $698,593
                                                               --------            ---------          ---------          --------
                                                               --------            ---------          ---------          --------

 Net Income (Loss) Per Share                                    $(11.58)             $(72.76)           $(41.66)           $37.29
                                                                -------              -------            -------            ------
                                                                -------              -------            -------            ------

 Average Shares Outstanding                                       7,022                8,852             11,000            18,734
                                                                  -----                -----             ------            ------
                                                                  -----                -----             ------            ------


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement for the Annual Meeting of Shareholders to be held November 11, 1998 ("1998 Proxy Statement") under the caption "Proposal 1 -- To Elect Five Directors of the Fund" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is contained in the Fund's 1998 Proxy Statement under the caption "Proposal 1 -- To Elect Five Directors of the Fund" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is contained in the Fund's 1998 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the Fund's 1998 Proxy Statement under the captions: "Other Information -- Management" and is incorporated herein by reference.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   INDEX TO FINANCIALS STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                   F2

Statement of Financial Position as of June 30, 1998                        F3

Statement of Operations for the Period from Inception,
September 15, 1997, to June 30, 1998                                       F4

Statement of Changes in Shareholders' Equity for the Period from
Inception, September 15, 1997, to June 30, 1998                            F5

Statement of Cash Flows for the Period from Inception,
September 15, 1997, to June 30, 1998                                       F6

Notes to Financial Statements                                              F7

Financial Statement Schedules for the Years Ended June 30, 1998 and 1997 included in Item 14(d):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)  2.   EXHIBITS


Exhibit
Number              Exhibit Title
- -------             -------------
3(i)           Articles of Incorporation of the Company filed with the Maryland
               Secretary of State on May 19, 1997, Incorporated by reference to the Funds Registration Statement on Form 10 filed with the
               Securities and Exchange Commission on July 2, 1997.

3(ii)          Bylaws of the Company, Incorporated by reference to the Funds
               Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 2, 1997.

4.1            Form of Subscription Agreement between the Company and Individual
               Investors, Incorporated by reference to the Funds Registration
               Statement on Form 10 filed with the Securities and Exchange
               Commission on July 2, 1997.

4.2            Form of Subscription Agreement between the Company and
               Institutional Investors, Incorporated by reference to the Funds
               Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 2, 1997.


4.3            Form of Subscriptions Agreement between the Company and
               Individual Investors Purchasing Through the Placement Agent
               (including Investor Questionnaire), Incorporated by reference to the Funds Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 2, 1997.

4.4            Form of Subscription Agreement between the Company and
               Institutional Investors Purchasing Through the Placement Agent
               (including Investor Questionnaire), Incorporated by reference to the Funds Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 2, 1997.

10.1           Form of Custodian Agreement between the Company and BankBoston,
               N.A., Incorporated by reference to the Funds Registration
               Statement on Form 10 filed with the Securities and Exchange
               Commission on July 2, 1997.

10.2           Form of Stock Transfer Agent Fee Services Agreement between the
               Company and BankBoston, N.A., Incorporated by reference to the Funds Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 2, 1997.

10.3           Form of Intercreditor Agreement between the Company and Venture
               Lending & Leasing, Inc., Incorporated by reference to the Funds
               Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 2, 1997.

10.4           Form of Management Agreement between the Company, Westech
               Investment Advisors, Inc. and Siguler Guff Advisers, LLC.,
               Incorporated by reference to the Funds Registration Statement on Form 10 filed with the Securities and Exchange Commission on July
               2, 1997.

10.5           Form of Engagement Letter between Robertson, Stephens & Company
               LLC and Westech Investment Advisors, Inc., Incorporated by reference to the Funds Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 2, 1997.

27             Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended June 30, 1998.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING II, INC.
(Registrant)

By:  /S/ Ronald W. Swenson              By:  /S/ Salvador O. Gutierrez
     -------------------------------         ----------------------------------
Ronald W. Swenson                       Salvador O. Gutierrez
Chairman and Chief Executive Officer    President, Chief Financial Officer and
                                        Chief Accounting Officer
Date:     September 30, 1998            Date:     September 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                                TITLE                   DATE

By:  /S/ Arthur Aeder                   Director            September 30, 1998
     ---------------------------
Arthur Aeder

By:  /S/ Salvador O. Gutierrez     President & Director     September 30, 1998
     ---------------------------
Salvador O. Gutierrez

By:  /S/ S. Allan Johnson               Director            September 30, 1998
     ---------------------------
S. Allan Johnson

By:  /S/ Louis Moelchert                Director            September 30, 1998
     ---------------------------
Louis Moelchert

By:  /S/ Ronald W. Swenson           CEO & Director         September 30, 1998
     ---------------------------
Ronald W. Swenson

                         VENTURE LENDING & LEASING II, INC.

                           INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                   F2

Statement of Financial Position as of June 30, 1998                        F3

Statement of Operations for the Period from Inception,
September 15, 1997, to June 30, 1998                                       F4

Statement of Changes in Shareholders' Equity for the Period from
Inception, September 15, 1997, to June 30, 1998                            F5

Statement of Cash Flows for the Period from Inception,
September 15, 1997, to June 30, 1998                                       F6

Notes to Financial Statements                                              F7

                                          F1

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Venture Lending & Leasing II, Inc.:

We have audited the accompanying statement of financial position of Venture Lending & Leasing II, Inc. (a Maryland corporation) as of June 30, 1998, and the related statements of operations, changes in shareholders' equity and cash flows for the period from inception, September 15, 1997, to June 30, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing II, Inc. as of June 30, 1998, and the results of its operations and its cash flows for the period from inception, September 15, 1997, to June 30, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

San Francisco, California,
     August 13, 1998

                                          F2

                          VENTURE LENDING & LEASING II, INC.

                          STATEMENT OF FINANCIAL POSITION
                                AS OF JUNE 30, 1998



                                        ASSETS



Loans and leases, at estimated fair value (cost:  $22,768,445)          $ 22,768,445
Investments in warrants, at estimated fair value (cost:  $487,850)           487,850
Investments in stocks, at estimated fair value (cost:  $328,655)             972,347
Cash and cash equivalents                                                  7,091,890
Other assets                                                                 283,192
                                                                        ------------
        Total assets                                                    $ 31,603,724
                                                                        ------------
                                                                        ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank loans                                                            $  9,008,210
  Management fees payable                                                    687,500
  Accounts payable and other accrued liabilities                             393,052
                                                                        ------------
        Total liabilities                                                 10,088,762
                                                                        ------------

Shareholders' equity:
  Common stock, $.001 par value:
    Authorized--200,000 shares
    Issued and outstanding--22,000 shares                                         22
  Capital in excess of par value                                          21,999,978
  Accumulated deficit                                                       (485,038)
                                                                        ------------
        Total shareholders' equity                                        21,514,962
                                                                        ------------
        Total liabilities and shareholders' equity                      $ 31,603,724
                                                                        ------------
                                                                        ------------


           The accompanying notes are an integral part of these statements.

                                          F3

                         VENTURE LENDING & LEASING II, INC.

                              STATEMENT OF OPERATIONS
        FOR THE PERIOD FROM INCEPTION, SEPTEMBER 15, 1997, TO JUNE 30, 1998


INVESTMENT INCOME:
     Interest on loans and leases                               $   945,610
     Interest on short-term investments                             270,369
                                                                -----------
          Total investment income                                 1,215,979
                                                                -----------
EXPENSES:
     Management fees to the Managers                              2,183,048
     Interest expense                                               195,143
     Professional fees                                               74,056
     Bank loan facility fee                                          83,312
     Other operating expenses                                        87,805
                                                                -----------
          Total expenses                                          2,623,364
                                                                -----------
          Net investment loss                                    (1,407,385)

UNREALIZED GAIN FROM INVESTMENT TRANSACTIONS                        643,692

NET REALIZED GAIN FROM INVESTMENT TRANSACTIONS                      278,655
                                                                -----------
          Net loss                                              $  (485,038)
                                                                -----------
                                                                -----------

BASIC NET LOSS PER SHARE                                            $(38.70)
                                                                -----------
                                                                -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                  12,534
                                                                -----------
                                                                -----------

           The accompanying notes are an integral part of these statements.

                                          F4

                         VENTURE LENDING & LEASING II, INC.

                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE PERIOD FROM INCEPTION, SEPTEMBER 15, 1997, TO JUNE 30, 1998


                                      COMMON STOCK         CAPITAL IN
                                  -------------------       EXCESS OF        RETAINED
                                  SHARES        AMOUNT      PAR VALUE         DEFICIT          TOTAL
                                  ----------------------------------------------------------------------
BALANCE, SEPTEMBER 15, 1997           50       $   0       $    50,000      $       0      $    50,000

  Sale of common stock            21,950          22        21,949,978              0       21,950,000

  Net loss                             0           0                 0       (485,038)        (485,038)
                                  ----------------------------------------------------------------------
BALANCE, JUNE 30, 1998            22,000       $  22       $21,999,978      $(485,038)     $21,514,962
                                  ----------------------------------------------------------------------
                                  ----------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                                          F5

                         VENTURE LENDING & LEASING II, INC.

                              STATEMENT OF CASH FLOWS
        FOR THE PERIOD FROM INCEPTION, SEPTEMBER 15, 1997, TO JUNE 30, 1998


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $   (485,038)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization of deferred assets                                                     86,922
    Gain on sale of securities                                                        (278,655)
    Unrealized gain from investment transactions                                      (643,692)
    Payment for deferred expenses                                                     (247,645)
    Increase in other assets                                                           (69,969)
    Increase in management fees payable                                                687,500
    Increase in accounts payable and other accrued liabilities                         393,052
                                                                                  ------------
           Net cash used in operating activities                                      (557,525)
                                                                                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of loans and leases                                                  (25,369,046)
  Principal payments on loans and leases                                             2,600,601
  Acquisition of warrants                                                             (537,850)
                                                                                  ------------
           Net cash used in investing activities                                   (23,306,295)
                                                                                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock, net                                                        22,000,000
  Loan from bank                                                                     9,008,210
  Payment for bank loan expenses                                                       (52,500)
                                                                                   -----------
           Net cash provided by financing activities                                30,955,710
                                                                                   -----------
           Net increase in cash and cash equivalents                                 7,091,890

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                        0
                                                                                   -----------
  End of period                                                                    $ 7,091,890
                                                                                   -----------
                                                                                   -----------

CASH PAID DURING THE YEAR FOR:
  Taxes                                                                            $       800
  Interest                                                                             182,176

           The accompanying notes are an integral part of these statements.

                                         F6

                         VENTURE LENDING & LEASING II, INC.

                           NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1998


1.  ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing, II, Inc. (the Fund) was incorporated in Maryland on May 19, 1997, as a nondiversified closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on September 15, 1997, the Fund had no operations other than the sale to Westech Investment Advisors, Inc. (Westech Advisors) of 50 shares of common stock, $.001 par value, for $50,000. As of June 30, 1998, the Fund has met the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986 and will file for such registration.

A portion of the costs incurred in connection with the organization of the Fund were paid initially by Westech Advisors; however, the Fund reimbursed Westech Advisors for such costs and paid other organizational costs directly, which total approximately $198,202 as of June 30, 1998. This amount has been deferred and is being amortized on the straight-line basis over a period of 60 months from the date the Fund commenced operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF ACCOUNTING

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts and revenues and expenses during the reporting period. Actual results could differ from those estimates.

VALUATION OF INVESTMENTS

The Fund anticipates that substantially all of its portfolio investments (other than short-term investments) will consist of securities that at the time of acquisition are subject to restrictions on sale and for which no ready market will exist. Venture loans and leases are privately negotiated transactions, and there is no established trading market in which such loans or leases can be sold. Substantially all of the Fund's investments are restricted securities that cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling the securities under Rule 144 or other rules under the 1933 Act, which permit only limited sales under specified conditions.

Investments in loans and leases are valued at their original purchase price less amortization of principal unless, pursuant to procedures established by the Fund's Board of Directors, the Fund's Managers determine that amortized cost does not represent fair value. Short-term debt instruments with 60 days or less remaining to maturity are valued by the amortized cost method. The Fund does not hold any short-term debt instruments that have a period of maturity exceeding 60 days.

                                          F7

Warrants that are received in connection with loan and lease transactions generally are valued at a nominal value at the time of acquisition, which generally occurs at the first drawdown under the commitment; thereafter, warrants with readily ascertainable market values will be assigned a fair value based on the difference, if any, between the exercise price of the warrant and the market value of equity securities for which the warrant may be exercised, adjusted for illiquidity.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits in banks and repurchase agreements with original maturities of 90 days or less.

LOANS AND LEASES

Loans and Leases are carried at estimated fair value. Unearned income and commitment fees on loans and leases are recognized using the effective interest method over the term of the loan or lease. Commitment fees represent fees received for commitments upon which no drawdowns have yet been made. When the first draw is made, the fee is included in unearned income and recognized as described above.

The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed.

TAX STATUS

As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to shareholders (pass-through status). Should the Fund lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholders), and all distributions out of its earnings and profits will be taxable to shareholders as ordinary income.

LOSS PER SHARE

Loss per share computations are computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period using the treasury stock method. As of June 30, 1998, there are no common stock equivalents outstanding.

3.  SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Fund's investments in loans and leases are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:


                                                            OUTSTANDING
                           INDUSTRY                           JUNE 30,
                                                                1998
- --------------------------------------------------------------------------------

Communications:
  Aunet, Inc.                                            $     718,053
  Digital Generation Systems, Inc.                           3,401,811


                                          F8

                                                            OUTSTANDING
                           INDUSTRY                           JUNE 30,
                                                                1998
- --------------------------------------------------------------------------------
  Exodus Communications, Inc.                                3,491,082
  Juniper Networks, Inc.                                     2,102,671
                                                         -------------
           Total communications (45.1%)                      9,713,617
                                                         -------------
Computers and peripherals:
  Das Devices, Inc.                                            793,698
  SVision, Inc.                                              1,166,123
                                                         -------------
           Total computers and peripherals (9.1%)            1,959,821
                                                         -------------
Internet:
  Imgis, Inc.                                                  305,019
  Keynote Systems Incorporated                                 202,317
  Netratings, Inc.                                             147,323
  Wallop Software, Inc.                                      2,090,415
                                                         -------------
           Total internet (12.8%)                            2,745,074
                                                         -------------
Medical device:
  Aerogen, Inc.                                          $     461,080
  Heartstent Corporation                                       241,682
  Intratherapeutics, Inc.                                      950,855
  Myelotec, Inc.                                               303,541
  Spinal Concepts, Inc.                                         61,852
  Survivalink Corporation                                    1,256,827
                                                         -------------
           Total medical device (15.2%)                      3,275,837
                                                         -------------
Semiconductors and equipment:
  Abpac, Inc.                                                1,477,225
  Icompression, Inc.                                           148,703
  Lightwave Microsystems Corporation                           438,066
  Poseidon Technology, Inc.                                    684,451
  Quantum3D, Inc.                                              251,537
  Telecruz Technology, Inc.                                  1,194,033
  Transmeta Corporation                                        365,231
  O-In Design Automation                                       188,862
  ZSP Corporation                                              325,988
                                                         -------------
           Total semiconductors and equipment (23.6%)        5,074,096
                                                         -------------
           Total                                         $  22,768,445
                                                         -------------
                                                         -------------

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 1998, the Fund has unfunded commitments to borrowers of $45,286,513.

                                          F9

The Fund's investments in warrants are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:


                                                                 PERCENTAGE OF
                         INDUSTRY              WARRANT VALUE     NET ASSETS
               --------------------------------------------------------------
               Biotechnology                     $ 28,000            0.1%
               Communications                     117,000            0.5
               Computer and peripherals            99,000            0.5
               Internet                            37,550            0.2
               Medical devices                     75,100            0.3
               Semiconductor                       126400            0.6
               Software                             4,800            0.0
                                               ------------------------------
                         Total warrants          $487,850            2.3%
                                               ------------------------------
                                               ------------------------------

The Fund's investment in common stock at June 30, 1998, consists of an investment in one security within the United States, Exodus Communications. This investment, which is in the communications industry, has a carrying value of $972,347 and a cost of $328,655 and represents 4.5 percent of the Fund's net assets.


                                         F10

4.  WARRANTS AND STOCK:

At June 30, 1998, the Fund held warrants to purchase 2,280,178 shares of common and preferred stock in 26 companies, of which one company is publicly traded. The quoted market value of the stock underlying the warrant issued by the publicly traded company, adjusted for illiquidity, was less than the cost basis of $55,000. The following is a summary of the activity for investments in warrants and investments in stocks for the year ended June 30, 1998:


                    Investments in warrants:

                      Balance, September 15, 1997                  $      0

                        Acquisition of warrants                     487,850
                                                                   --------
                      Balance, June 30, 1998                       $487,850
                                                                   --------
                                                                   --------

                    Investments in stocks:

                      Balance, September 15, 1997                  $      0

                        Conversion of warrants to stock             328,655
                        Unrealized gain                             643,692
                                                                   --------
                      Balance, June 30, 1998                       $972,347
                                                                   --------
                                                                   --------

Restricted equity securities for which a public market exists are valued with reference to the market price for unrestricted equity securities of the same issuers, taking into consideration various factors as applicable, including the nature of the market in which the securities are traded, the amount of the public float, the existence and terms of any registration rights, the proportion of the issuer's securities held by the Fund, the price at which the securities in question were acquired relative to the market price for unrestricted securities at the time of issuance, changes in the issuer's financial conditions or prospects, and other factors that may affect their fair value. Restricted securities for which an established market exists are valued at a discount from their value determined by the foregoing methods, with the amount of the discount decreasing as the restriction period decreases.

The remainder of the warrants issued by private companies did not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $432,850 at June 30, 1998.

At June 30, 1998, the Fund held 32,591 shares of common stock of a company, which were received when the Fund exercised its warrants in the company, which had a cost basis of $50,000. The quoted market value of the stock, adjusted for illiquidity, was $972,347. The Fund realized a gain of $278,655 from the exercise.

                                         F11

5.  LONG-TERM DEBT FACILITY:

The Fund has in place a $35 million revolving credit warehouse facility to finance the acquisition of asset-based loans and leases. Outstanding balances bear interest at either the financial institution's prime rate or 1.15 percent above LIBOR. The Fund pays a commitment fee of .25 percent annually on the total average amount of unused commitment with respect to this facility.

Borrowings under the facility are collateralized by the assets financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund.

As of June 30, 1998, the Fund had $9 million outstanding under this facility, all of which is to be paid in fiscal year 1999.

6.  CAPITAL STOCK:

There are 200,000 shares of $.001 par value common stock authorized. As of June 30, 1998, 22,000 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least 15 days before payment is due. Based on $110 million subscriptions received by the final closing during December 1997, $88 million in unfunded and uncalled capital commitments remained outstanding as of June 30, 1998.

7.  EARNINGS PER SHARE:

The Fund adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," effective December 31, 1997. SFAS No. 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share calculations. Basic earnings per share are computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share are computed by dividing net income, less dividends on preferred stock, by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no preferred stock or instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.

8.  MANAGEMENT:

Westech Advisors serves as the Fund's investment manager, and Siguler Guff Advisers (the Adviser) will serve as adviser to Westech Advisors with respect to Westech Advisors' administrative duties to the Fund. As compensation for their services to the Fund, Westech Advisors and the Adviser to Westech Advisors, together, will receive a management fee (the Management Fee) at an annual rate of 2.5 percent of the Fund's committed capital computed and paid quarterly for the first two years following the Fund's initial private offering and at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter.

In addition to the Management Fee, Westech Advisors and the Adviser will together receive a monthly incentive fee (the Incentive Fee) after shareholders have received a return of funds (Payout) equal to the following: (a) cumulative dividends and distributions equal to 100 percent of all amounts paid, as of the date of calculation, by shareholders to the Fund (and not including placement fees paid to the placement agent by certain of the shareholders) for the purchase of shares

                                         F12
plus (b) a preferred return on all amounts paid, as of the date of calculation, equal to an 8 percent cumulative noncompounded annual return on such amounts. After Payout has been achieved, all amounts available to be paid as dividends and distributions to shareholders in accordance with the Fund's distribution policies will be distributed as follows: 80 percent as dividends to the Fund's shareholders and 20 percent to Westech Advisors and the Adviser, together, as the Incentive Fee. The Incentive Fee shall not accrue or be paid until the Fund is no longer permitted to make capital calls under the subscription agreements or irrevocably waives any right to do so.

9.  FUTURE FINANCIAL ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and the Fund plans to adopt its provisions effective July 1, 1999. From time to time, the Fund enters into interest rate swaps to hedge its interest rate. Additionally, certain of its investments and long-term borrowings may have embedded options due to call or put features that would be required to be accounted for differently under SFAS No. 133 as compared to current accounting principles. The Fund has not yet quantified the impact of adopting SFAS No. 133 on its financial statements; however, SFAS No. 133 could increase the volatility of future earnings.



                                         F13