Form 10-Q
period 1998-09-30
VENTURE LENDING & LEASING II INC
filed 1998-11-16
CIK 1039802

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1998


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                        Commission file number 814-00141

                       Venture Lending & Leasing II, Inc.
              ---------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                     Maryland                                77-0456589
                    ----------                            ---------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                 or organization)                        Identification No.)

             2010 North First Street, Suite 310, San Jose, CA 95131
            --------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

                                 (408) 436-8577
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                      ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                        Outstanding as of October 31, 1998
-----------------------------------   ------------------------------------------
Common Stock, $.001 par value                           33,000

                 Page 1 of 13; Exhibit Index appears on Page 13

                       VENTURE LENDING & LEASING II, INC.

                                      INDEX

                                                                                    PAGE NUMBER
PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

         Statement of Financial Position                                                 3
         September 30, 1998 (Unaudited) and June 30, 1998

         Statement of Operations (Unaudited)                                             4
         Three months ended September
         30, 1998 and the period from September 15, 1997(commencement of operations) to September 30, 1997

         Statement of Changes in Shareholders' Equity (Unaudited)                        5
         For the period from September 15, 1997(commencement of operations) to
         September 30, 1998

         Statement of Cash Flows (Unaudited)                                             6
         Three months ended September
         30, 1998 and the period from September 15, 1997(commencement of operations) to September 30, 1997

         Notes to Financial Statements                                              7 - 10

Item 2.  Management's Discussion and Analysis of Financial                         11 - 13
         Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                            13

Item 6.  Exhibits                                                                       13

SIGNATURES                                                                              13


                       VENTURE LENDING & LEASING II, INC.

                   STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


                                     ASSETS

                                                                          (Unaudited)                  (Audited)
                                                                       September 30, 1998            June 30, 1998
                                                                   --------------------------    ----------------------
Loans and leases, at estimated fair value                           $      35,360,035             $     22,768,445
Investments in warrants, at estimated fair value                              775,050                      487,850
Investments in stocks, at estimated fair value                                635,655                      972,347
Cash and cash equivalents                                                   5,661,123                    7,091,890
Other assets                                                                  254,509                      283,192
                                                                   --------------------------    ----------------------
               Total assets                                                42,686,372                   31,603,724
                                                                   --------------------------    ----------------------
                                                                   --------------------------    ----------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Bank loans                                                              20,208,210                    9,008,210
   Management fees payable                                                    687,500                      687,500
   Accounts payable and other accrued liabilities                             440,236                      393,052
                                                                   --------------------------    ----------------------
                Total liabilities                                          21,335,946                   10,088,762
                                                                   --------------------------    ----------------------

Shareholders' equity:
   Common stock, $.001 par value:
     Authorized--200,000 shares
     Issued and outstanding--22,000 shares                                         22                           22
   Capital in excess of par value                                          21,999,978                   21,999,978
   Accumulated deficit                                                       (649,574)                    (485,038)
                                                                   --------------------------    ----------------------
                Total shareholders' equity                                 21,350,426                   21,514,962
                                                                   --------------------------    ----------------------
                Total liabilities and shareholders' equity          $      42,686,372             $     31,603,724
                                                                   --------------------------    ----------------------
                                                                   --------------------------    ----------------------



        The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                       STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                     For the Three Months            *For the Period
                                                                             Ended                         Ended
                                                                      September 30, 1998            September 30, 1997
                                                                   --------------------------    -------------------------
INVESTMENT INCOME:
   Interest on loans and leases                                      $      1,013,442              $           4,510
   Interest on short-term investments                                          72,807                         12,959
                                                                   --------------------------    -------------------------
                Total investment income                                     1,086,249                         17,469
                                                                   --------------------------    -------------------------

EXPENSES:
   Management fees                                                            687,500                         77,244
   Interest expense                                                           159,861                              0
   Professional fees                                                           10,003                              0
   Bank loan facility fee                                                      43,151                              0
   Other operating expenses                                                    13,578                         21,510
                                                                   --------------------------    -------------------------
                Total expenses                                                914,093                         98,754
                                                                   --------------------------    -------------------------
                Net investment gain (loss)                                    172,156                        (81,285)
                                                                   --------------------------    -------------------------
UNREALIZED LOSS FROM INVESTMENT TRANSACTIONS                                 (336,692)                             0
                                                                   --------------------------    -------------------------
                Net loss                                                  $  (164,536)                 $     (81,285)
                                                                   --------------------------    -------------------------
                                                                   --------------------------    -------------------------
BASIC NET LOSS PER SHARE                                                  $     (7.48)                 $      (11.58)
                                                                   --------------------------    -------------------------
                                                                   --------------------------    -------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING                                            22,000                          7,022
                                                                   --------------------------    -------------------------
                                                                   --------------------------    -------------------------


* From commencement of operations, September 15, 1997 to September 30, 1997.

        The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                 FROM SEPTEMBER 15, 1997* TO SEPTEMBER 30, 1998


                                                    COMMON STOCK          CAPITAL IN
                                              -------------------------    EXCESS OF        RETAINED
                                                 SHARES        AMOUNT      PAR VALUE         DEFICIT           TOTAL
                                              ------------- ----------- ---------------- ---------------- -----------------

BALANCE, SEPTEMBER 15, 1997                         50          $ 0      $      50,000    $         0      $       50,000
   Sales of common stock                        21,950           22         21,949,978              0          21,950,000
   Net loss                                          0            0                  0       (485,038)           (485,038)
                                              ------------- ----------- ---------------- ---------------- -----------------
BALANCE, JUNE 30, 1998                          22,000           22         21,999,978       (485,038)         21,514,962
                                              ------------- ----------- ---------------- ---------------- -----------------
                                              ------------- ----------- ---------------- ---------------- -----------------
    Net loss                                         0            0                  0       (164,536)           (164,536)
                                              ------------- ----------- ---------------- ---------------- -----------------
BALANCE, SEPTEMBER 30, 1998                     22,000          $22      $  21,999,978    $  (649,574)    $    21,350,426
                                              ------------- ----------- ---------------- ---------------- -----------------



*From commencement of operations to June 30, 1998

        The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                       STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                  For the Three             *For the Period
                                                                                  Months Ended                   Ended
                                                                                  September 30,              September 30,
                                                                                      1998                        1997
                                                                             ----------------------     -----------------------

CASH FLOWS PROVIDED  BY OPERATING ACTIVITIES:
 Net loss                                                                      $      (164,536)           $         (81,285)
 Adjustments to reconcile net loss to net cash provided by operating activities:
 Amortization of deferred assets                                                        29,592                        3,183
 Unrealized (gain) loss from investment transactions                                   336,692                            0
 Increase in other assets                                                                 (910)                     (82,705)
 Increase in management fees payable                                                         0                       77,244
 Increase in accounts payable and other accrued liabilities                             47,184                      179,666
                                                                             ----------------------     -----------------------
                Net cash provided by operating activities                              248,022                       96,103
                                                                             ----------------------     -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of loans and leases                                                  (14,347,355)                    (616,872)
  Principal payments on loans and leases                                             1,755,766                       91,747
  Acquisition of warrants and stock                                                   (287,200)                     (36,000)
  Payment for deferred expenses                                                              0                     (184,609)
                                                                             ----------------------     -----------------------
                Net cash used in investing activities                              (12,878,789)                    (745,734)
                                                                             ----------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock, net                                                                0                    7,048,500
   Loan from bank                                                                   11,200,000                            0
                                                                             ----------------------     -----------------------
                Net cash provided by financing activities                           11,200,000                    7,048,500
                                                                             ----------------------     -----------------------
                Net increase (decrease) in cash and cash equivalents                (1,430,767)                   6,398,869
                                                                             ----------------------     -----------------------

CASH AND CASH EQUIVALENTS:
 Beginning of period                                                                 7,091,890                            0
                                                                             ----------------------     -----------------------
 End of period
                                                                               $     5,661,123           $        6,398,869
                                                                             ----------------------     -----------------------
                                                                             ----------------------     -----------------------

CASH PAID DURING THE PERIOD FOR:
 Interest                                                                      $       127,211           $                0


* From commencement of operations, September 15, 1997 to September 30, 1997.

        The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



1.  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended September 30, 1998 and the period ending September 30, 1997, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial Statements and the notes included in the Fund's Annual Report for the year ended June 30, 1998.

2.  SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Fund's investments in loans and leases are entirely within the United States and are diversified among the following industries.

The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                  OUTSTANDING
                                                                  SEPTEMBER 30,
INDUSTRY                                                             1998
---------                                                       -------------------
Biotech:
Ceres, Inc.                                                      $    1,070,822
Therics Inc.                                                            932,606
                                                                -------------------
                Total biotech (9.4%)                                  2,003,428
                                                                -------------------
Communications:
   Aunet, Inc.                                                          681,023
   CoSine Communications                                                139,907


                                                                  OUTSTANDING
                                                                  SEPTEMBER 30,
INDUSTRY                                                             1998
---------                                                       -------------------

   Digital Generation Systems, Inc.                                   3,195,894
   Exodus Communications, Inc.                                        3,297,758
   Juniper Networks, Inc.                                             2,306,881
                                                                -------------------
                Total communications (45.1%)                          9,621,463
                                                                -------------------

Computers and peripherals:
   Das Devices, Inc.                                                    760,986
   Quantum3D, Inc.                                                      234,398
   SVision, Inc.                                                      1,188,797
                                                                -------------------
                Total computers and peripherals (10.2%)               2,184,181
                                                                -------------------

Internet:
   Adforce                                                              287,689
   Keynote Systems Incorporated                                         194,079
   Netratings, Inc.                                                     145,814
   Wallop Software, Inc.                                              2,019,011
                                                                -------------------
                Total internet (12.4%)                                2,646,593
                                                                -------------------
Medical device:
   Aerogen, Inc.                                                        425,624
   Heartstent Corporation                                               245,220
   Intratherapeutics, Inc.                                            1,230,131
   Myelotec, Inc.                                                       286,566
   Protein Delivery Inc.                                                 52,815
   Spinal Concepts, Inc.                                                324,524
   Survivalink Corporation                                            1,267,899
                                                                -------------------
                Total medical device (18.0%)                          3,832,779
                                                                -------------------

Semiconductors and equipment:
   Abpac, Inc.                                                        1,434,639
   Icompression, Inc.                                                   139,274
   Lightwave Microsystems Corporation                                   414,584
   Obsidian                                                           4,867,000
   Poseidon Technology, Inc.                                            930,162
   Telecruz Technology, Inc.                                          1,199,764
   Transmeta Corporation                                                929,278
   O-In Design Automation                                               224,342
   ZSP Corporation                                                      329,890


                                                                  OUTSTANDING
                                                                  SEPTEMBER 30,
INDUSTRY                                                             1998
---------                                                       -------------------

                                                                -------------------
                Total semiconductors and equipment (49.0%)           10,468,852
                                                                -------------------
Software:
USInternetworking                                                     4,602,739
                                                                -------------------
                Total software (21.6%)                                4,602,739
                                                                -------------------
                                                                -------------------
                Total                                           $    35,360,035
                                                                -------------------
                                                                -------------------

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 1998, the Fund has unfunded commitments to borrowers of $66,488,597.

The Fund's investments in warrants are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:


                                                          PERCENTAGE OF NET
INDUSTRY                             WARRANT VALUE              ASSETS
--------                           -----------------      -----------------
Biotechnology                            $   63,000                0.3%
Communications                              140,500                0.7
Computer and peripherals                     99,000                0.5
Internet                                     45,250                0.2
Medical devices                              89,100                0.4
Semiconductor                               233,400                1.1
Software                                    104,800                0.5
                                   -----------------      -----------------
            Total warrants               $  775,050                3.6%
                                   -----------------      -----------------
                                   -----------------      -----------------


The Fund's investment in common stock at September 30, 1998, consists of an investment in one security within the United States, Exodus Communications. This investment, which is in the communications industry, has a carrying value of $635,655 and represents 1.5 percent of the Fund's net assets.

At September 30, 1998, the Fund held warrants to purchase 2,859,106 shares of common and preferred stock in 33 companies, of which one company is publicly traded. The quoted market value of the stock underlying the warrant issued by the publicly traded company, adjusted for illiquidity, was less than the cost basis of $55,000. The remainder of the warrants issued by private companies did not have a readily ascertainable market value and were assigned a minimal value at the time of acquisition. These warrants had a value of $720,050 at September 30, 1998.

3.  EARNINGS PER SHARE:

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

4.  FUTURE FINANCIAL ACCOUNTING STANDARDS:

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

     The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made two capital calls since inception for a total of 20% of committed capital. Total committed capital as of September 30, 1998 was $110 million; a total of $22.0 million has been called.

     In addition to the historical information contained herein, this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition effects as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

RESULTS OF OPERATIONS --  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND
1997

     Total investment income for the periods ending September 30, 1998 and 1997 was $1.1 million and $17 thousand, respectively, of which $1.0 million and $5 thousand, consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. As the Fund commenced operations on September 15, 1997, the period ended September 30, 1997 reflects only a nominal amount of income. Investment income should increase in future periods as the Fund's balance of loans outstanding continues to grow.

     Expenses for the periods ending September 30, 1998 and 1997 were $914 thousand and $99 thousand, respectively. The Fund posted an unrealized loss on it's investments of $337 thousand during the period ending September 30, 1998 resulting in net loss of $165 thousand for the quarter. There were no gains or losses during the period ended September 30, 1997 leaving the Fund with a net loss of $81 thousand during the period. On a per share basis, for the periods ending September 30, 1998 and 1997 the net loss was $7.48 and $11.58, respectively.

     The primary expense of the Fund was the management fee of $688 thousand and $77 thousand incurred during the periods, which is imposed at an annual rate of 2.5% of committed capital. Because the management fee is imposed on committed capital for the first two years of the Fund's life, it may represent more than 2.5% of invested assets (and reduce net income correspondingly).

     Interest expense for the quarter ended September 30, 1998 was $160 thousand as the Fund began to borrow against its line of credit. There was no interest expense in the corresponding period of the prior year as the Fund had no borrowings at that time. Interest expense is expected to become a significant portion of the Fund's operating expense as the Fund begins to use borrowed money in addition to its equity capital to fund loans. Expenses, other than the management fee and interest expense, are relatively fixed and should decrease as a percentage of investment income as the Fund's assets increase.

     The Fund incurred $198 thousand in organizational expenses through September 30, 1998. The Fund reimbursed Westech Advisors for the portion of these costs that they paid prior to the closing of the Fund. This amount has been deferred and is being amortized on a straight-line basis over a period of 60 months from the date the Fund commenced operations.

LIQUIDITY AND CAPITAL RESOURCES -- SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

     Total capital committed to the purchase of shares pursuant to subscription agreements stood at $110 million at December 31, 1997 when the Fund stopped accepting new subscriptions. As of September 30, 1998, 20% of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

     The Fund established a $35 million credit facility with a syndicate of major banks to finance the acquisition of asset-based loans and leases. As of September 30, 1998 there was $20.2 million outstanding under this facility. Outstanding balances bear interest at either the financial institution's prime rate or 1.15 percent above LIBOR.

     As of September 30, 1998, 13% of the Fund's assets consisted of cash and cash equivalents. The Fund invested $14.3 million in venture loans and leases during the last quarter, and net loan amounts outstanding after amortization stand at approximately $35.4 million. Amounts committed but undrawn increased to approximately $62.3 million. Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

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

YEAR 2000 ISSUE

     The Fund utilizes software and related information technologies that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. When the century date change occurs, certain date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in a systems failure or cause systems to process critical financial and operational information incorrectly. Additionally, many of the Fund's customers and service providers use software and information technology that could also be affected by the date change.

     Based on ongoing assessments and testing, the Fund believes that there is no material risk of business interruption as a result of computer errors or inefficiencies. Consequently, the Fund does not anticipate that the remediation costs associated with the year 2000 issue will be material. The Fund is also working with its vendors and customers to obtain reasonable assurances that they are taking comparable steps with respect to their year 2000 exposures. However, in the event that significant vendors or customers do not adequately address the year 2000 issue, it could have a material adverse effect on the Fund's operations and financial position. The steps the Fund is taking and intends to take do not guarantee complete success or eliminate the possibility that the Fund will not be adversely affected by the matters related to the year 2000.

PART II -- OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------
         None

ITEM 6.  EXHIBITS
-------  --------
         27.    Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING II, INC.
(Registrant)

By:  /S/ Ronald W. Swenson                  By:  /S/ Salvador O. Gutierrez
     ---------------------                       -------------------------
Ronald W. Swenson                           Salvador O. Gutierrez
Chairman and Chief Executive Officer        President, Chief Financial Officer
                                            and Chief Accounting Officer
Date:  November 13, 1998                    Date:  November 13, 1998