Form 10-Q
period 1998-12-31
VENTURE LENDING & LEASING II INC
filed 1999-02-16
CIK 1039802

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 1998


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    --------------

                        Commission file number 814-00141

                       Venture Lending & Leasing II, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


                Maryland                                  77-0456589
        -------------------------------             --------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or or organization)             Identification No.)


             2010 North First Street, Suite 310, San Jose, CA 95131
          --------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)

                                 (408) 436-8577
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                 Outstanding as of January 31, 1998
-------------------------------  ----------------------------------
Common Stock, $.001 par value                 33,000

            Page 1 of 15; Exhibit Index appears on Page 15

                    VENTURE LENDING & LEASING II, INC.

                                    INDEX

                                                                   PAGE NUMBER
                                                                   -----------
PART I  -- FINANCIAL INFORMATION

Item 1.    Financial Statements

           Statements of Financial Position                               3
           December 31, 1998 (Unaudited) and June 30, 1998

           Statements of Operations (Unaudited)                           4
           Three months ended December 31, 1998 and
           December 31, 1997 and the six months ended
           December 31, 1998 and the period from September 15,
           1997(commencement of operations) to
           December 31, 1997

           Statements of Changes in Shareholders' Equity (Unaudited)      5
           For the period from September 15, 1997(commencement of
           operations) to June 30, 1998 and the six months ended
           December 31, 1998

           Statements of Cash Flows (Unaudited)                           6
           Six months ended December 31, 1998 and the period
           from September 15, 1997(commencement of operations)
           to September 30, 1997

           Notes to Financial Statements                                7 - 11

Item 2.    Management's Discussion and Analysis of Financial           12 - 14
           Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders            15

Item 6.    Exhibits                                                       15

SIGNATURES                                                                15

                    VENTURE LENDING & LEASING II, INC.

                STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                    ASSETS

                                                                           (Unaudited)                 (Audited)
                                                                         December 31, 1998            June 30, 1998
                                                                     -------------------------    ----------------------

Loans and leases, at estimated fair value                                  $49,838,096                 $22,768,445
Investments in warrants, at estimated fair value                             1,064,050                     487,850
Investments in stocks, at estimated fair value                                       -                     972,347
Cash and cash equivalents                                                    4,408,795                   7,091,890
Other assets                                                                 2,258,503                     283,192
                                                                           -----------                 -----------

                Total assets                                                57,569,444                  31,603,724
                                                                           ===========                 ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Bank loans                                                               22,208,210                   9,008,210
   Management fees payable                                                     687,500                     687,500
   Accounts payable and other accrued liabilities                              581,670                     393,052
                                                                           -----------                 -----------

                Total liabilities                                           23,477,380                  10,088,762
                                                                           -----------                 -----------

Shareholders' equity:
   Common stock, $.001 par value:
     Authorized--200,000 shares
     Issued and outstanding--33,000 shares                                          33                          22
   Capital in excess of par value                                           32,999,967                  21,999,978
   Accumulated earnings (deficit)                                            1,092,064                    (485,038)
                                                                           ------------                -----------

                Total shareholders' equity                                  34,092,064                  21,514,962
                                                                           -----------                 -----------

                Total liabilities and shareholders' equity                 $57,569,444                 $31,603,724
                                                                           ===========                 ===========

       The accompanying notes are an integral part of these statements.

                      VENTURE LENDING & LEASING II, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                          For the Three         For the Three     For the Six Months     *For the Period
                                           Months Ended         Months Ended             Ended                Ended
                                        December 31, 1998     December 31, 1997    December 31, 1998    December 31, 1997
                                        -------------------  -------------------- -------------------- -------------------
INVESTMENT INCOME:
    Interest on loans and leases        $   1,409,361        $        26,216       $   2,422,803        $       30,386
    Interest on short-term investments        108,384                 99,993             181,192               113,293
                                        -------------------  -------------------- -------------------- -------------------
          Total investment income           1,517,745                126,209           2,603,995               143,679
                                        -------------------  -------------------- -------------------- -------------------

EXPENSES:
    Management fees                           687,500                730,804           1,375,000               808,048
    Interest expense                          347,484                   -                507,346                   -
    Bank loan facility fee                     36,464                   -                 79,613                   -
    Other operating expenses                   60,149                 39,520              83,731                61,031
                                        -------------------  -------------------- -------------------- -------------------
          Total expenses                    1,131,597                770,324           2,045,690               869,079
                                        -------------------  -------------------- -------------------- -------------------
          Net investment income (loss)        386,148               (644,115)            558,305              (725,400)
                                        -------------------  -------------------- -------------------- -------------------
Net change in unrealized gain
  from investment transactions               (307,000)                  -               (643,692)                  -
                                        -------------------  -------------------- -------------------- -------------------
Net realized gain from
  investment transactions                   1,662,489                   -              1,662,489                   -
                                        -------------------  -------------------- -------------------- -------------------
          Net Income (loss)             $   1,741,637        $      (644,115)     $    1,577,102       $      (725,400)
                                        ===================  ==================== ==================== ===================
Basic earnings (loss) per share         $       56.68        $        (72.76)     $        59.82       $        (84.49)
                                        ===================  ==================== ==================== ===================
Weighted average shares outstanding         30,728.26               8,852.40           26,364.13              8,585.19
                                        ===================  ==================== ==================== ===================

     The accompanying notes are an integral part of these statements.
           * From commencement of operations, September 15, 1997

                      VENTURE LENDING & LEASING II, INC.

           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE *PERIOD ENDED JUNE 30, 1998 AND
                    THE SIX MONTHS ENDED DECEMBER 31, 1998

                                                      COMMON STOCK           CAPITAL IN        ACCUMULATED
                                                 ------------------------     EXCESS OF          EARNINGS
                                                   SHARES     AMOUNT          PAR VALUE          (DEFICIT)           TOTAL
                                                 ------------ ----------- ------------------ ----------------- ----------------
BALANCE, SEPTEMBER 15, 1997                            50        $  -      $      50,000      $         -       $       50,000

   Sales of common stock                           21,950          22         21,949,978                -           21,950,000
   Net loss                                             -           -                  -         (485,038)            (485,038)
                                                 ------------ ----------- ------------------ ----------------- ----------------

BALANCE, JUNE 30, 1998                             22,000          22         21,999,978         (485,038)          21,514,962
   Sales of common stock                           11,000          11         10,999,989                -           11,000,000

    Net Income                                          -           -                    -      1,577,102            1,577,102
                                                 ------------ ----------- ------------------ ----------------- ----------------

BALANCE, DECEMBER 31, 1998                         33,000         $33      $  32,999,967      $ 1,092,064       $   34,092,064
                                                 ------------ ----------- ------------------ ----------------- ----------------

     The accompanying notes are an integral part of these statements.
          * From commencement of operations, September 15, 1997

                     VENTURE LENDING & LEASING II, INC.
                    STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               For the Six Months           *For the Period
                                                                                      Ended                      Ended
                                                                                December 31, 1998          December 31, 1997
                                                                              ----------------------     -----------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income (loss)                                                              $   1,577,102               $     (725,400)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
    Amortization of deferred assets                                                      67,886                       12,509
    Unrealized (gain) loss from investment transactions                                 643,692                            -
    Gain on sale of securities                                                       (1,662,489)                           -
    Increase in other assets                                                         (1,996,891)                     (54,043)
    Increase in refundable commitment fees                                              176,700                       41,700
    Payment for deferred expenses                                                       (46,307)                    (182,071)
    Increase in accounts payable and other accrued liabilities                           11,918                    1,687,495
                                                                              ----------------------     ----------------------
Net cash provided by operating activities                                            (1,228,389)                     780,190
                                                                              ----------------------     ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of loans and leases                                                  (33,499,293)                  (6,493,174)
   Principal payments on loans and leases                                             6,429,643                      716,323
   Proceeds from sale of securities                                                   1,991,144                            -
   Acquisition of warrants and stock                                                   (576,200)                    (201,500)
                                                                              ----------------------     ----------------------

                Net cash used in investing activities                               (25,654,706)                  (5,978,351)
                                                                              ----------------------     ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock, net                                                        11,000,000                   11,000,000
   Loans from bank                                                                   13,200,000                           -
                                                                              ----------------------     ----------------------

                Net cash provided by financing activities                            24,200,000                   11,000,000
                                                                              ----------------------     ----------------------

                Net increase (decrease) in cash and cash equivalents                 (2,683,095)                   5,801,839
                                                                              ----------------------     ----------------------

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                7,091,890                            -
                                                                              ----------------------     ----------------------

   End of period                                                                  $   4,408,795                  $ 5,801,839
                                                                              ======================     ======================

CASH PAID DURING THE PERIOD FOR:
   Interest                                                                       $     521,862                  $         -
   Taxes                                                                          $       1,600                  $         -

       The accompanying notes are an integral part of these statements.
             * From commencement of operations, September 15, 1997

                    VENTURE LENDING & LEASING II, INC.

                       NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended December 31, 1998 and the period ending December 31, 1997, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial Statements and the notes included in the Fund's Annual Report for the year ended June 30, 1998.

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

The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                              OUTSTANDING
INDUSTRY                                                                    DECEMBER 31,1998
-----------------------------------------------------------------------------------------------
Biotechnology:
Cellgate                                                                     $    1,035,431
Ceres, Inc.                                                                       1,080,677
Therics Inc.                                                                        893,124
                                                                            -------------------

                Total biotechnology (8.83%)                                       3,009,232
                                                                            -------------------

Communications:
   AUnet, Inc.                                                                      641,884
   Cerent                                                                         2,020,111

                                                                              OUTSTANDING
INDUSTRY                                                                    DECEMBER 31,1998
-----------------------------------------------------------------------------------------------
   CoSine Communications                                                          2,624,525
   Digital Generation Systems, Inc.                                               3,700,994
   Exodus Communications, Inc.                                                    3,096,053
   Juniper Networks, Inc.                                                         2,244,820
   Magellan                                                                         402,193
                                                                            -------------------

                Total communications (43.21%)                                    14,730,580
                                                                            -------------------

Computers and peripherals:
   DAS Devices, Inc.                                                              3,270,237
   Quantum3D, Inc.                                                                  216,419
   sVision, Inc.                                                                  1,122,416
                                                                            -------------------

                Total computers and peripherals (13.52%)                          4,609,072
                                                                            -------------------

Internet:
   Adforce                                                                          269,636
   Keynote Systems Incorporated                                                     294,764
   Netratings, Inc.                                                                 137,187
                                                                            -------------------

                Total internet (2.06%)                                              701,587
                                                                            -------------------
Medical devices:
   Aerogen, Inc.                                                                    388,744
   Heartstent Corporation                                                           305,251
   Intratherapeutics, Inc.                                                        1,184,043
   Myelotec, Inc.                                                                   268,851
   Protein Delivery Inc.                                                             51,605
   Spinal Concepts, Inc.                                                            323,601
   Survivalink Corporation                                                        1,190,894
   Volumetrics                                                                      639,206
                                                                            -------------------
                Total medical devices (12.77%)                                    4,352,195
                                                                            -------------------

Other:
   ISR (Webvan)                                                                   3,461,412
                                                                            -------------------

                Total other (10.15%)                                              3,461,412
                                                                            -------------------

Semiconductors and equipment:
   Abpac, Inc.                                                                    2,083,234
   Abrizio                                                                          834,540
   Chameleon                                                                        259,880

                                                                              OUTSTANDING
INDUSTRY                                                                    DECEMBER 31,1998
-----------------------------------------------------------------------------------------------
   DynaChip                                                                         206,178
   Icompression, Inc.                                                               129,405
   Lightwave Microsystems Corporation                                               390,149
   Obsidian                                                                       4,887,536
   Poseidon Technology, Inc.                                                        877,230
   Smart Machine                                                                    921,901
   Telecruz Technology, Inc.                                                      1,151,936
   Transmeta Corporation                                                          1,427,132
   O-In Design Automation                                                           280,774
   ZSP Corporation                                                                  311,054
                                                                            -------------------
                Total semiconductors and equipment (40.36%)                      13,760,949
                                                                            -------------------
Software:
   Acme                                                                              26,987
   Mineshare                                                                        292,537
   Personics Software                                                               290,960
   Sycon                                                                            174,681
   USInternetworking                                                              4,427,904
                                                                            -------------------

                Total software (15.29%)                                           5,213,069
                                                                            -------------------

                                                                            -------------------
                Total                                                       $    49,838,096
                                                                            ===================


The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 1998, the Fund has unfunded commitments to borrowers of $88,237,000.

The Fund's investments in warrants are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                       PERCENTAGE OF NET
INDUSTRY                                         WARRANT VALUE         ASSETS
------------------------------------------------ --------------------- --------------------
Biotechnology                                         $   88,000                0.26%
Communications                                           260,500                0.76
Computer and peripherals                                  99,000                0.30
Internet                                                  17,250                0.05
Medical devices                                          103,100                0.30
Other                                                     35,000                0.10
Semiconductor                                            318,400                0.93
Software                                                 142,800                0.42
                                                 --------------------- --------------------

            Total warrants                         $   1,064,050                3.12%
                                                 ===================== ====================

At December 31, 1998, the Fund held warrants to purchase 6,241,321 shares of common and preferred stock in 46 companies, of which one company is publicly traded. Warrants issued by private companies do not have a readily ascertainable market value and are assigned a minimal value at the time of acquisition. These warrants had a value of $1,009,050 at December 31, 1998.

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and the Fund plans to adopt its provisions effective July 1, 1999. From time to time, the Fund enters into interest rate swaps to hedge its interest rate. Additionally, certain of its investments and long-term borrowings may have embedded options due to call or put features that would be required to be accounted for differently under SFAS No. 133 as compared to current accounting principles. The Fund has not yet quantified the impact of adopting SFAS No. 133 on its financial statements; however, SFAS No. 133 could increase the volatility of future earning

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made three capital calls since inception for a total of 30% of committed capital. Total committed capital as of December 31, 1998 was $110 million; a total of $33.0 million has been called.

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

RESULTS OF OPERATIONS -- FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

         Total investment income for the three months ending December 31, 1998 and 1997 was $1.5 million and $126 thousand, respectively, of which $1.4 million and $26 thousand, consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. Total investment income for the fiscal year to date periods ending December 31, 1998 and 1997 was $2.6 million and $144 thousand, respectively, of which $2.4 million and $30 thousand, consisted of interest on venture loans outstanding during the period. As the Fund commenced operations on September 15, 1997, the period ended December 31, 1997 reflects only a nominal amount of income. Investment income should increase in future periods as the Fund's balance of loans outstanding continues to grow.

         Expenses for the three months ending December 31, 1998 and 1997 were $1.1 million and $770 thousand, respectively. The Fund posted an unrealized loss on investments of $307 thousand and a realized gain of $1.7 million during the period ending December 31, 1998 resulting in net income of $1.7 million for the three month period. There were no investment gains or losses during the period ended December 31, 1997 leaving the Fund with a net loss of $644 thousand during the period. On a per share basis, the three months ending December 31, 1998 and 1997 resulted in net income of $56.68 and a net loss $72.76, respectively.

         The primary expense of the Fund for the three months ended December 31, 1998 and 1997 was the management fee of $688 thousand and $731 thousand incurred during the periods, which is imposed at an annual rate of 2.5% of committed capital. Because the management fee is imposed on committed capital for the first two years of the Fund's life, it may represent more than 2.5% of invested assets (and reduce net income correspondingly).

         Interest expense for the three months ended December 31, 1998 was $347 thousand as the Fund began to borrow against its line of credit. There was no interest expense in the corresponding period of the prior year as the Fund had no borrowings at that time. Interest expense is expected to become a significant portion of the Fund's operating expense as the Fund begins to use borrowed money in addition to its equity capital to fund loans. Expenses, other than the management fee and interest expense, are relatively fixed and should decrease as a percentage of investment income as the Fund's assets increase.

         Expenses for the fiscal year to date periods ending December 31, 1998 and 1997 were $2.0 million and $869 thousand, respectively. The Fund posted an unrealized loss on investments of $644 thousand and a realized gain of $1.7 million during the period ending December 31, 1998 resulting in net income of $1.6 million for the period. There were no gains or losses during the period ended December 31, 1997 leaving the Fund with a net loss of $725 thousand during the period. On a per share basis, the periods ending December 31, 1998 and 1997 resulted in net income of $59.82 and a net loss $84.49, respectively.

LIQUIDITY AND CAPITAL RESOURCES -- DECEMBER 31, 1998 AND DECEMBER 31, 1997

         Total capital committed to the purchase of shares pursuant to subscription agreements stood at $110 million at December 31, 1997 when the Fund stopped accepting new subscriptions. As of December 31, 1998, $33 million representing 30% of this committed capital, was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

         The Fund increased its credit facility with a syndicate of major banks to finance the acquisition of asset-based loans and leases to $42 million. As of December 31, 1998 there was $22.2 million outstanding under this facility. Outstanding balances bear interest at either the financial institution's prime rate or 1.25 percent above LIBOR, at the Fund's option.

         As of December 31, 1998, 8% of the Fund's assets consisted of cash and cash equivalents. The Fund invested $33.5 million in venture loans and leases during this fiscal year, and net loan amounts outstanding after amortization stand at approximately $49.8 million. Amounts committed but undrawn increased to approximately $88.2 million. Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

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

         Based on ongoing assessments and testing, the Fund believes that there is no material risk of business interruption as a result of computer errors or inefficiencies. Consequently, the Fund does not anticipate that the remediation costs associated with the year 2000 issue will be material. The Fund is also working with its vendors and customers to obtain reasonable assurances that they are taking comparable steps with respect to their year 2000 exposures. However, in the event that significant vendors or customers do not adequately address the year 2000 issue, it could have a material adverse effect on the Fund's operations and financial position. The Fund's contingency plan includes switching to vendors that are year 2000 compliant and utilizing backup systems that do not rely on computers. The steps the Fund is taking and intends to take do not guarantee complete success or eliminate the possibility that the Fund will not be adversely affected by the matters related to the year 2000.

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 11, 1998, the Fund held its Annual Meeting of Shareholders. The incumbent board of directors was elected, with all of the 21,383.384 votes cast in favor of each nominee. At the meeting, the selection of Arthur Andersen LLP as the Fund's independent auditors was ratified, with all of the 21,383.384 votes cast voting in favor of such ratification.

ITEM 6.  EXHIBITS

         27.      Financial Data Schedule


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING II, INC.
(Registrant)

By:   /S/ Ronald W. Swenson               By: /S/ Salvador O. Gutierrez
     -----------------------------            --------------------------------
Ronald W. Swenson                         Salvador O. Gutierrez
Chairman and Chief Executive Officer      President, Chief Financial Officer
                                          and Chief Accounting Officer
Date:    February 15, 1999                Date:    February 15, 1999