Form 10-Q
period 1999-03-31
VENTURE LENDING & LEASING II INC
filed 1999-05-14
CIK 1039802

                                 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1999


/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

                      Commission file number 814-00141

                      Venture Lending & Leasing II, Inc.
                      ----------------------------------
            (Exact Name of Registrant as specified in its charter)

                     Maryland                                    77-0456589
                 ----------------                              ---------------
 (State or other jurisdiction of incorporation or             (I.R.S. Employer
                 or organization)                            Identification No.)

             2010 North First Street, Suite 310, San Jose, CA 95131
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (408) 436-8577
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                            Outstanding as of April 30, 1999
-----------------------------------         --------------------------------
  Common Stock, $.001 par value                           44,000

                 Page 1 of 13; Exhibit Index appears on Page 13

                       VENTURE LENDING & LEASING II, INC.

                                      INDEX

                                                                                       PAGE NUMBER
PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Financial Position                                                3
             March 31, 1999 (Unaudited) and June 30, 1998

             Statements of Operations (Unaudited)                                            4
             Three months ended March 31, 1999 and March 31, 1998 and the nine months ended March 31, 1999 and the period from September 15,
             1997(commencement of operations) to March 31, 1998

             Statements of Changes in Shareholders' Equity (Unaudited)                       5
             For the period from September 15, 1997(commencement of operations) to
             June 30, 1998 and the nine months ended March 31, 1999

             Statements of Cash Flows (Unaudited)                                            6
             Nine months ended March 31, 1999 and the period from September 15,
             1997 (commencement of operations) to March 31, 1998

             Notes to Financial Statements                                              7 - 10

Item 2.      Management's Discussion and Analysis of Financial                         11 - 12
             Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                            13

Item 6.      Exhibits                                                                       13

SIGNATURES                                                                                  13

                       VENTURE LENDING & LEASING II, INC.

                  STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


                                                      (Unaudited)      (Audited)
----------------------------------------------------------------------------------
                                                    March 31, 1999   June 30, 1998
----------------------------------------------------------------------------------

                                     ASSETS

Loans and leases, at estimated fair value,
  which equals cost                                 $  68,831,574    $  22,768,445
Investments in warrants, at estimated fair value
  (cost of $1,440,550 and $487,850)                     3,076,922          487,850
Investments in stocks, at estimated fair value
  (cost of $0 and $328,655)                                   -            972,347
Cash and cash equivalents                               6,568,434        7,091,890
Other assets                                              435,437          283,192
                                                    --------------   --------------
      Total assets                                     78,912,367       31,603,724

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Bank loans                                          31,708,210        9,008,210
   Management fees payable                                687,500          687,500
   Accounts payable and other accrued liabilities         845,534          393,052
                                                    --------------   --------------
      Total liabilities                                33,241,244       10,088,762

Shareholders' equity:
   Common stock, $.001 par value:
    Authorized - 2,000 shares
    Issued and outstanding - 44,000 shares                     44               22
   Capital in excess of par value                      43,999,956       21,999,978
   Distributions                                       (2,046,990)             -
   Accumulated earnings (deficit)                       3,718,113         (485,038)
                                                    --------------   --------------
      Total shareholders' equity                       45,671,123       21,514,962
      Total liabilities and shareholders' equity    $  78,912,367    $  31,603,724
----------------------------------------------------------------------------------

           The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                            For the Three        For the Three       For the Nine        For the period from
                                             Months Ended         Months Ended        Months Ended       September 15, 1997*
                                            March 31, 1999       March 31, 1998      March 31, 1999      to March 31, 1998
INVESTMENT INCOME:
   Interest on loans and leases              $ 2,113,040          $   255,774         $  4,535,844       $     286,160
   Interest on short-term investments            137,339               38,704              318,530             151,997
                                             -----------          -----------         ------------       -------------
      Total investment income                  2,250,379              294,478            4,854,374             438,157
                                             -----------          -----------         ------------       -------------

EXPENSES
   Management fees                               687,500              687,500            2,062,500           1,495,548
   Interest expense                              466,922               39,412              974,268              39,412
   Bank loan facility fee                         32,405                 -                 112,018                -
   Other operation expenses                       73,874               86,215              157,605             147,246
                                             -----------          -----------         ------------       -------------
      Total expenses                           1,206,701              813,127            3,306,391           1,682,206
                                             -----------          -----------         ------------       -------------
      Net investment income (loss)               989,678             (518,649)           1,547,983          (1,244,049)
                                             -----------          -----------         ------------       -------------
Net change in unrealized gain from
investment transactions                        1,636,372               60,418              992,680              60,418
                                             -----------          -----------         ------------       -------------
Net realized gain from investment
transactions                                        -                    -               1,662,488                 -
                                             -----------          -----------         ------------       -------------
       Net Income (loss)                     $ 2,626,050          $  (458,231)        $  4,203,151       $   1,183,631
                                             -----------          -----------         ------------       -------------
       Net Income (loss) per share           $     67.14          $    (41.66)        $     137.58       $     (122.24)
                                             -----------          -----------         ------------       -------------
Weighted average shares outstanding            39,111.11            11,000.00            30,551.09            9,682.83
                                             -----------          -----------         ------------       -------------

    *commencement of operations

       The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                     FOR THE *PERIOD ENDED JUNE 30, 1998 AND
                      THE NINE MONTHS ENDED MARCH 31, 1999

                                  COMMON STOCK          CAPITAL IN
                                ----------------        EXCESS OF                           ACCUMULATED
                                SHARES    AMOUNT        PAR VALUE       DISTRIBUTIONS         EARNINGS            TOTAL
                                                                                              (DEFICIT)
                                -------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 15, 1997          50   $  -          $    50,000     $       -         $        -          $     50,000

   Sales of common stock         21,950      22          21,949,978             -                  -            21,950,000

   Net Loss                         -        -                  -               -             (485,038)           (485,038)
                                -------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998           22,000      22          21,999,978             -             (485,038)         21,514,962

   Sales of common stock         22,000      22          21,999,978             -                  -            22,000,000

   Distribution                     -        -                  -          (2,046,990)             -            (2,046,990)

   Net Income                       -        -                  -               -            4,203,151           4,203,151
                                -------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999          44,000   $  44         $43,999,956     $  (2,046,990)    $  3,718,113        $ 45,671,123
                                -------------------------------------------------------------------------------------------

                *From commencement of operations

            The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------------    -------------------
                                                                       For the Nine          *For the Period
                                                                       Months Ended                Ended
                                                                      March 31, 1999          March 31, 1998
--------------------------------------------------------------------------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $  4,203,151         $  (1,183,631)
   Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Amortization of deferred assets                                         91,698                21,632
   Unrealized gain from investment transactions                          (992,680)              (60,418)
   Gain on sale of securities                                          (1,662,489)                  -
   Increase in other assets                                              (182,232)              (59,377)
   Increase in accounts payable and other accrued liabilities             390,771               730,458
                                                                     -----------------    -------------------
Net cash provided by (used in) operating activities                  $  1,848,219         $    (551,336)
                                                                     -----------------    -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of loans and leases                                    (56,156,823)          (16,420,254)
   Principal payments on loans and leases                              10,093,694             1,574,237
   Proceeds from sale of securities                                     1,991,144                   -
   Acquisition of warrants and stock                                     (952,700)             (394,350)
                                                                     -----------------    -------------------
      Net cash used in investing activities                           (45,024,685)          (15,240,367)
                                                                     -----------------    -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock, net                                          22,000,000            11,000,000
   Distributions to shareholders                                       (2,046,990)                  -
   Loans from bank                                                     22,700,000             9,008,210
                                                                     -----------------    -------------------
      Net cash provided by financing activities                        42,653,010            20,008,210
                                                                     -----------------    -------------------
      Net increase (decrease) in cash and cash equivalents               (523,456)            4,216,507

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                  7,091,890                   -
                                                                     -----------------    -------------------
   End of period                                                     $  6,568,434         $   4,216,507
                                                                     -----------------    -------------------
CASH PAID DURING THE PERIOD FOR:
   Interest                                                          $    974,268         $         -
   Taxes                                                             $      1,600         $         -
--------------------------------------------------------------------------------------------------------------

            *From commencement of operations, September 15, 1997

        The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules or regulations; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended March 31, 1999 and the period ending March 31, 1998, are not necessarily indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the financial Statements and the notes included in the Fund's Annual Report for the period ended June 30, 1998.

2.  SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Fund's investments in loans and leases are entirely within the United States and are diversified among the following industries. The percentage of shareholders' equity (net assets) that each industry group represents is shown with the industry totals:

--------------------------------------------------------------------------------------------------------
           Industry                                                                       Outstanding
--------------------------------------------------------------------------------------------------------
Biotech:
   Cellgate                                                                           $       1,044,862
   Ceres                                                                                      2,674,291
   Genteric                                                                                     200,609
   Metamorphix                                                                                  457,800
   Therics                                                                                      852,001
                                                                                     -------------------
      Total biotech (11.45%)                                                          $       5,229,563
                                                                                     -------------------

Communications:
   Aunet, Inc.                                                                        $         600,516
   Cerent Corporation                                                                         1,917,134
   Cosine Communications, Inc.                                                                3,086,724
   Cyras Systems, Inc.                                                                        1,523,828
   Digital Generation Systems, Inc.                                                           4,169,921
   Exodus Communications, Inc.                                                                2,885,605
   Juniper Networks, Inc.                                                                     2,131,797
   Magellan Network Systems, Inc.                                                               650,912
   Ramp Networks, Inc.                                                                        3,828,983
                                                                                     -------------------
      Total communications (45.53%)                                                   $      20,795,420
                                                                                     -------------------




Computers and peripherals:
   Applied Magnetics Corporation                                                      $       3,104,477
   New Focus, Inc.                                                                              717,391
   Quantum3D, Inc.                                                                              197,549
   Svision                                                                                    1,053,333
                                                                                     -------------------
      Total computers and peripherals (11.11%)                                        $       5,072,750
                                                                                     -------------------

Internet:
   Adforce                                                                            $         250,829
   Keynote Systems Incorporated                                                                 274,811
   Netratings                                                                                   288,844
                                                                                     -------------------
      Total internet (1.78%)                                                          $         814,484
                                                                                     -------------------

Medical device:
   Aerogen, Inc.                                                                      $         350,382
   Heaertstent Corporation                                                                      293,112
   Intratherapeutics, Inc.                                                                    3,263,571
   Myelotec, Inc.                                                                               336,403
   Protein Delivery, Inc.                                                                       305,466
   Spinal Concepts, Inc.                                                                        321,199
   Survivalink Corporation                                                                    1,111,023
   Volumetrics Medical Imaging, Inc.                                                            613,101
                                                                                     -------------------
      Total medical devices (14.44%)                                                  $       6,594,257
                                                                                     -------------------

Semiconductors and equipment:
   Abpac, Inc.                                                                        $       1,993,950
   Abrizio                                                                                      926,159
   Chameleon Systems, Inc.                                                                      869,397
   Dynachip Corporation                                                                         357,661
   Icompression, Inc.                                                                           819,953
   Lightwave Microsystems Corporation                                                           364,722
   NuCore Technology, Inc.                                                                      463,940
   Obsidian, Inc.                                                                             4,918,752
   Poseidon Technology, Inc.                                                                  1,175,679
   Quantum Effect Design, Inc.                                                                1,884,645
   Smart Machines, Inc.                                                                       1,382,819
   Telecruz Technology, Inc.                                                                  1,078,081
   Transmeta Corporation                                                                      1,733,940
   0-in Design Automation                                                                       264,897
   ZSP Corporation                                                                              291,466
                                                                                     -------------------
      Total semiconductors and equipment (40.56%)                                     $      18,526,061
                                                                                     -------------------




Software:
   Acme Software, Inc.                                                                $         171,401
   Mineshare, Inc.                                                                              473,653
   Personics Software, Inc.                                                                     838,098
   Plenan Systems, Inc.                                                                         296,519
   Sycon Design, Inc.                                                                           291,013
   USInternetworking, Inc.                                                                    8,597,252
                                                                                     -------------------
      Total software (23.36%)                                                         $      10,667,936
                                                                                     -------------------
Other:
   Intelligent Systems For Retail                                                     $       1,114,268
                                                                                     -------------------
      Total other (2.44%)                                                             $       1,114,268
                                                                                     -------------------
               Total                                                                  $      68,831,574
                                                                                     -------------------

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 1999, the Fund has unfunded commitments to borrowers of $86,129,129

At March 31, 1999, the Fund held warrants to purchase 5,039,079 shares of common and preferred stock in 56 companies, of which three companies are publicly traded. Warrants issued by private companies do not have a readily ascertainable market value and are assigned a minimal value at the time of acquisition. These warrants had a value of $3,076,922 at March 31, 1999.

The Fund's investments in warrants are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                PERCENTAGE OF
                                                            SHAREHOLDERS' EQUITY
      INDUSTRY                           WARRANT VALUE          (NET ASSETS)
--------------------------------------------------------------------------------
   Biotechnology                         $  108,000                  0.23%
   Communications                         2,095,581                  4.58%
   Computer and peripherals                 136,791                  0.30%
   Internet                                  17,250                  0.04%
   Medical devices                          103,100                  0.23%
   Other                                     35,000                  0.08%
   Semiconductor                            400,400                  0.88%
   Software                                 180,800                  0.40%
                                         ------------------------------------
           Total warrants                $3,076,922                  6.74%
                                         ------------------------------------

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made four capital calls since inception for a total of 40% of committed capital. Total committed capital as of March 31, 1999 was $110 million; a total of $44.0 million has been called.

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

RESULTS OF OPERATIONS -- FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998

         Total investment income for the three months ending March 31, 1999 and 1998 was $2.3 million and $294 thousand, respectively, of which $2.1 million and $256 thousand, consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses.

         Total investment income for the fiscal year to date periods ending March 31, 1999 and 1998 was $4.9 million and $438 thousand, respectively, of which $4.5 million and $286 thousand, consisted of interest on venture loans outstanding during the period. As the Fund commenced operations on September 15, 1997, the period ended March 31, 1998 reflects only a nominal amount of income. Investment income should increase in future periods as the Fund's balance of loans outstanding continues to grow.

         Expenses for the quarters ending March 31, 1999 and 1998 were $1.3 million and $813 thousand, respectively. The Fund posted an unrealized gain on investments of $1.6 million during the period ending March 31, 1999 resulting in net income of $2.6 million for the three month period. There was a $60 thousand unrealized investment gain during the period ended March 31, 1998 leaving the Fund with a net loss of $458 thousand during the period. On a per share basis, the three months ending March 31, 1999 and 1998 resulted in net income of $67.14 and a net loss $41.66, respectively.

         The primary expense of the Fund for the three months ended March 31, 1999 and 1998 was the management fee of $688 thousand incurred during each of the periods, which is imposed at an annual rate of 2.5% of committed capital. Because the management fee is imposed on committed capital for the first two years of the Fund's life, it may represent more than 2.5% of invested assets (and reduce net income correspondingly).

         Interest expense for the three months ended March 31, 1999 was $467 thousand as the Fund increased its borrowings against its line of credit. There was $39 thousand in interest expense in the corresponding period of the prior year as the Fund had no borrowings during most of the quarter. Interest expense is expected to become a significant portion of the Fund's operating expense as the Fund begins to use borrowed money in addition to its equity capital to fund loans. Expenses, other than the management fee and interest expense, are relatively fixed and should decrease as a percentage of investment income as the Fund's assets increase.

         Expenses for the fiscal year to date periods ending March 31, 1999 and 1998 were $3.3 million and $1.7 million, respectively. The Fund posted an unrealized gain on investments of $993 thousand and a realized gain of $1.7 million during the period ending March 31, 1999 resulting in net income of $4.2 million for the period. There was a $60 thousand unrealized investment gain during the period ended March 31, 1998 leaving the Fund with a net loss of $1.2 million during the period. On a per share basis, the periods ending March 31, 1999 and 1998 resulted in net income of $137.58 and a net loss $122.24, respectively.

LIQUIDITY AND CAPITAL RESOURCES -- MARCH 31, 1999

         Total capital committed to the purchase of shares pursuant to subscription agreements stood at $110 million at December 31, 1997 when the Fund stopped accepting new subscriptions. As of March 31, 1999, $44 million representing 40% of this committed capital, was called to fund investments in venture loans and leases and to meet the Fund's expenses. Additional capital may be drawn from subscribers upon 15 days' notice.

         The Fund increased its credit facility with a syndicate of major banks to finance the acquisition of asset-based loans and leases to $42 million. As of March 31, 1999 there was $31.7 million outstanding under this facility. Outstanding balances bear interest at either the financial institution's prime rate or 1.25 percent above LIBOR at the Fund's option.

         As of March 31, 1999, 8% of the Fund's assets consisted of cash and cash equivalents. The Fund invested $56.2 million in venture loans and leases during this fiscal year, and net loan amounts outstanding after amortization stand at approximately $68.8 million. Amounts committed but undrawn increased to approximately $86.1 million. Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

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

VENTURE LENDING & LEASING II, INC.
(Registrant)

By:      /S/ Ronald W. Swenson              By:   /S/ Salvador O. Gutierrez
   ---------------------------------           ---------------------------------
Ronald W. Swenson                           Salvador O. Gutierrez
Chairman and Chief Executive Officer        President, Chief Financial Officer
                                            and Chief Accounting Officer
Date:    May 14, 1999                       Date:    May 14, 1999