Form 10-K405
period 1999-06-30
VENTURE LENDING & LEASING II INC
filed 1999-09-28
CIK 1039802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        Commission File Number 814-00141
                       VENTURE LENDING & LEASING II, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                                       77-0456589
--------------------------------                     ------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


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

     Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such
filing requirements for the past 90 days: Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K: /X/

As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.


The number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 1999 was 55,000.

                                         DOCUMENTS INCORPORATED BY REFERENCE
Document Description                                                                                      10-K Part
--------------------                                                                                      ---------
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting
of Shareholders to be held November 17, 1999                                                              III

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

     The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made four capital calls since inception for a total of 40% of committed capital. Total committed capital as of June 30, 1998 was $110 million; a total of $44.0 million has been called as of June 30, 1999.

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

     The Fund will generally invest no more than 25% of its total assets in securities of companies in any single industry. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several "industries" for purposes of the industry diversification policy) include computer and semiconductor-related, medical/biotechnology and communications.

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

DIVIDENDS AND DISTRIBUTIONS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Fund's security holders during the last quarter of the fiscal year ended June 30, 1999.

EXECUTIVE OFFICERS OF THE FUND

     The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.

NAME AND POSITION WITH FUND         AGE       OCCUPATION DURING PAST FIVE YEARS
Ronald W. Swenson, Director,        54        President and Director,  Westech Investment  Advisors since 1994, and
Chairman and Chief Executive                  President and Director, Western Technology Investments since 1980.
Officer
Salvador O. Gutierrez, Director,    56        Senior Vice  President  and  Director,  Westech  Investment  Advisors
President and Chief Financial                 since 1994, and Senior Vice President,  Western Technology Investment
Officer                                       since 1987.

George W. Siguler, Executive Vice   52        Managing  Director,  Siguler Guff  Advisers & affiliates  since 1995;
President and Advisory Director               Managing Director of Mitchell Hutchins  Institutional  Investors from
                                               1991 to 1995. Director and President, Associated Capital Advisers,
                                               Inc. (investment management firm) from 1990 to 1991, Vice Chairman and a director of Monarch Capital Corporation (financial services holding company) from 1984 to 1991.

Patricia A. Breshears, Vice         63        Vice   President,    Westech   Investment    Advisors   since   1994;
President and Secretary                       Administrator and Corporate Secretary,  Western Technology Investment
                                              (venture leasing firm) since 1984.

Donald P. Spencer, Vice President   44        Managing  Director,  Siguler Guff Advisers and affiliates since 1995;
and Assistant Secretary                       Senior  Vice  President  (and  other  positions),  Mitchell  Hutchins
                                              Institutional Investors and affiliates from 1989 to 1995.


PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

     The approximate number of holders of record of the Fund's Common Stock at September 15, 1999 was 108.

     The Fund has established a policy of declaring dividends on a quarterly basis, with the most recent dividend being paid on August 12, 1999 to holders of record on June 30, 1999, in the amount of $26.46 per share. See "Dividends and Distributions" under Item 1 for a description of the Fund's dividend policies.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes certain financial data and should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto included elsewhere in this Form 10-K. The selected financial data set forth below have been derived from the audited financial statements.


                                                                                         For the Period from
                                                                    For the Year Ended    September 15,1997
                                                                       June 30, 1999      to June 30, 1998
                                                                    ------------------    -------------------
Statement of Operations Data:
Investment Income:
       Interest on Loans and Leases ..............................        $ 7,412,772       $   945,610
       Interest on Short - Term investments ........................          384,656           270,369
                                                                          -----------       -----------
              Total Investment Income ..............................        7,797,428         1,215,979
Expenses:
       Management Fee to Managers ..................................        2,750,000         2,183,048
       Interest Expense ............................................        1,469,923           195,143
       Other Expenses ..............................................          409,764           245,173
                                                                          -----------       -----------
              Total Expenses .......................................        4,629,687         2,623,364
                                                                          -----------       -----------
Net Investment Income ..............................................        3,167,741        (1,407,385)

Net Unrealized Gain From Investment Transactions ...................       10,205,281           643,692
Net Realized Gain From Investment Transactions .....................        1,623,458           278,655
                                                                          -----------       -----------
Net Income .........................................................      $14,996,480          (485,038)
                                                                          -----------       -----------
                                                                          -----------       -----------
Net Income Per Share: ..............................................      $    442.32       $    (38.70)
                                                                          -----------       -----------
                                                                          -----------       -----------
Average Shares Outstanding .........................................           33,904            12,534
                                                                          -----------       -----------
                                                                          -----------       -----------

Balance Sheet Data:                                                  As of June 30, 1999           As of June 30, 1998
                                                                     -------------------           -------------------
Total Assets                                                             $94,847,182                   $31,603,724
Bank Loans                                                               $37,208,210                   $ 9,008,210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS --   YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                           SEPTEMBER  15, 1997 (DATE OF INCEPTION) TO
                           JUNE 30, 1998

     Total investment income for the periods ended June 30, 1999 and June 30, 1998 was $7.8 million and $1.2 million, respectively, of which $7.4 million and $0.9 million, respectively, consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases, distributions to shareholders or application to the Fund's expenses. The increase in investment income reflects the increase in loans & leases outstanding from June 30, 1998 to June 30, 1999 of $55.5 million, and was partly offset by a decline in the average yield on loans funded during the period ended June 30, 1999 as compared to those funded in the prior period.

     Expenses for the periods ended June 30, 1999 and 1998 were $4.6 million and $2.6 million, respectively. Management fees are calculated based on committed capital for the first two years of the Fund's life and increased from $2.2 million to $2.8 million due to the Fund's commencing operations in September of 1997 and being in existence for the full year ended June 30, 1999. Interest Expense increased to $1.5 million in the period ended June 30, 1999 from $0.2 million in the prior period. This increase was almost entirely due to an increase in the average debt outstanding. Other operating expenses increased to $0.4 million in the period ended June 30, 1999 from $0.2 million in the prior period. This increase was due to the Fund being in operation for the full year ended June 30, 1999. Expenses declined as a percentage of investment income for the period ended June 30, 1999 from the period ended June 30, 1998 due to the increase in interest income on loans outstanding.

     The Fund experienced an increase in unrealized gains from investment transactions of $10.2 million in the period ended June 30, 1999 as opposed to an increase of $0.6 million in the prior period. The increase during the period ended June 30, 1999 was predominately due to an increase in the value of warrants in two companies that completed initial public offerings during the period and an increase in the value of a warrant in a company that was acquired by a publicly traded company during the period. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity. Included in unrealized gain from investment transactions for the year ended June 30, 1999, is an unrealized loss on loans and leases of $2.1 million. This amount represents a reduction in the estimated fair value of loans and leases determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors.

     The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. As of June 30, 1999, the Fund had loan balances outstanding of $3.6 million to borrowers that were carried on a nonaccrual basis. No loans were carried on a nonaccrual basis as of June 30, 1998. Foregone interest income on nonaccrual loans for the years ended June 30, 1999 was $131 thousand. The Fund experienced a $1.6 million realized gain during the period ended June 30, 1999, which was predominately due to the Fund's sale of stock in one company.

     Net income for the period ended June 30, 1999 increased to $15.0 million from a net loss for the period ended June 30, 1998 of $0.5 million. On a per share basis, for the years ended June 30, 1999 and

1998 net income (loss) was $442 and $(39) respectively.

LIQUIDITY AND CAPITAL RESOURCES --  JUNE 30, 1999 AND JUNE 30, 1998

     Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $110 million at June 30, 1999 and 1998. As of June 30, 1999 and 1998, 40% and 20% of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

     The Fund has in place a $52 million debt facility to finance the acquisition of asset-based loans and leases. As of June 30, 1999, $37.2 million was outstanding under this facility, compared with $9.0 million as of June 30, 1998. The Fund plans to enter into interest rate swap transactions to hedge its interest rate on the debt facility. At June 30, 1998, the Fund had no interest rate swap transactions outstanding. The effect of swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value.

     As of June 30, 1999, 2% of the Fund's assets consisted of cash and cash equivalents, compared with 22% as of June 30, 1998. The Fund continued to invest its assets in venture loans and leases during the year. Amounts disbursed under the Fund's loan commitments increased by approximately $74.8 million during the year ended June 30, 1999. Net loan amounts outstanding after amortization increased by approximately $55.5 million. Unfunded commitments increased by approximately $70.7 million.

                                                     Principal            Balance
Year Ending                    Amount Disbursed      Amortization         Outstanding        Unfunded Commitments
-----------                    ----------------      ------------         -----------        --------------------
June 30, 1999                  $100.2 million       $21.9 million         $78.3 million       $111.8 million

June 30, 1998                  $25.4 million        $2.6 million          $22.8 million       $41.1 million


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

JUNE 30, 1999 (UNAUDITED)

                                                                      Three Months Ended
                                                                      ------------------
                                              September 30,     December 31,        March 31,          June 30,
                                                   1998             1998              1999              1999
                                             ----------------- ---------------- ----------------- -----------------
Investment Income:
   Interest on Loans and Leases                    $1,013,442       $1,409,361        $2,113,040        $2,876,929
   Interest on Short -Term Investments                 72,807          108,384           137,339            66,126
                                                   ----------       ----------        ----------        ----------
       Total Investment Income                      1,086,249        1,517,745         2,250,379         2,943,055
                                                   ----------       ----------        ----------        ----------
Expenses:
   Management Fee to the Managers                     687,500          687,500           687,500           687,500
   Interest Expense                                   159,861          347,484           466,922           495,655
   Other Expense                                       66,732           96,613           106,279           140,141
                                                   ----------       ----------        ----------        ----------
      Total Expenses                                  914,093        1,131,597         1,260,701         1,323,296
                                                   ----------       ----------        ----------        ----------
Net Investment Income (Loss)                         $172,156         $386,148          $989,678        $1,619,759
Net Unrealized Gain (Loss) From Investment
Transactions                                        (336,692)        (307,000)         1,636,372         9,212,601
Net Realized Gain From Investment
Transactions                                                         1,662,489                            (39,031)
                                                   ----------       ----------        ----------        ----------
                                                            -                                  -
Net Income (Loss)                                  $(164,536)       $1,741,637        $2,626,050       $10,793,329
                                                   ----------       ----------        ----------        ----------
                                                   ----------       ----------        ----------        ----------
Net Income (Loss) Per Share                           $(7.48)           $56.68            $67.14           $245.30
                                                   ----------       ----------        ----------        ----------
                                                   ----------       ----------        ----------        ----------
Average Shares Outstanding                             22,000           30,728            39,111            44,000
                                                   ----------       ----------        ----------        ----------
                                                   ----------       ----------        ----------        ----------

JUNE 30, 1998 (UNAUDITED)

                                                                                Three Months Ended
                                              September 15 to                   ------------------
                                              September 30,     December 31,     March 31, 1998       June 30,
                                                   1997             1997                                1998
                                             ----------------- ---------------- ----------------- -----------------
Investment Income:
   Interest on Loans and Leases                     $  4,510        $  26,216         $ 255,774         $ 659,450
   Interest on Short -Term Investments                12,959           99,993            38,704           118,373
                                                     -------          -------          --------          --------
       Total Investment Income                        17,469          126,209           294,478           777,823
                                                     -------          -------          --------          --------
Expenses:
   Management Fee to the Managers                     77,244          730,804           687,500           687,500
   Interest Expense                                        -                -            39,412           155,731
   Other Expense                                      21,510           39,520            86,215            97,928
                                                     -------          -------          --------          --------
      Total Expenses                                  98,754          770,324           813,127           941,159
                                                      -------         -------          --------          --------
Net Investment Income (Loss)                        $(81,285)       $(644,115)        $(518,649)        $(163,336)
Net Unrealized Gain From Investment                                          -
Transactions                                                -                            60,418           583,274
Net Realized Gain From Investment
Transactions                                                -                -                -           278,655
                                                     -------          -------          --------          --------
Net Income (Loss)                                   $(81,285)       $(644,115)        $(458,231)        $ 698,593
                                                     -------          -------          --------          --------
                                                     -------          -------          --------          --------
Net Income (Loss) Per Share                         $ (11.58)       $  (72.76)        $  (41.66)        $   37.29
                                                     -------          -------          --------          --------
                                                     -------          -------          --------          --------
Average Shares Outstanding                             7,022            8,852            11,000            18,734
                                                     -------          -------          --------          --------
                                                     -------          -------          --------          --------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1999 ("1999 Proxy Statement") under the caption "Proposal 1 -- To Elect Five Directors of the Fund" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in the Fund's 1999 Proxy Statement under the caption "Proposal 1 -- To Elect Five Directors of the Fund" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

     The information required by this item is contained in the Fund's 1999 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is contained in the Fund's 1999 Proxy Statement under the captions: "Other Information -- Management" and is incorporated herein by reference.

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

                                                                                                            Page
                                                                                                            ----
Report of Independent Public Accountants                                                                     F2

Statements of Financial Position as of June 30, 1999 and 1998                                                F3

Statements of Operations for the Year ended June 30, 1999 and for the period from Inception,
September 15, 1997, to June 30, 1998                                                                         F4

Statements of Changes in Shareholders' Equity for the Year ended June 30, 1999 and for the
period from Inception, September 15, 1997, to June 30, 1998                                                  F5

Statements of Cash Flows for the Year ended June 30, 1999 and for the period
from Inception, September 15, 1997, to June 30, 1998                                                         F6

Notes to Financial Statements                                                                                F7

Financial Statement Schedules for the Years Ended June 30, 1999 and 1998 included in Item 14(d):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)  2.   EXHIBITS

Exhibit
Number               Exhibit Title
------               -------------
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

27         Financial Data Schedule


(b)  REPORTS ON FORM 8-K
The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING II, INC.
(Registrant)

By: /s/ RONALD W. SWENSON                 By: /s/ SALVADOR O. GUTIERREZ
   ---------------------------------         -----------------------------------
Ronald W. Swenson                         Salvador O. Gutierrez
Chairman and Chief Executive Officer      President, Chief Financial Officer
                                          and Chief Accounting Officer
Date: September 28, 1999                  Date: September 28, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                NAME                                  TITLE                     DATE
By: /s/ ARTHUR AEDER                                 Director             September 28, 1999
   -----------------------------------
Arthur Aeder

By: /s/ SALVADOR O. GUTIERREZ                  President & Director       September 28, 1999
   -----------------------------------
Salvador O. Gutierrez

By: /s/ S. ALLAN JOHNSON                             Director             September 28, 1999
   -----------------------------------
S. Allan Johnson

By: /s/ LOUIS MOELCHERT                              Director             September 28, 1999
   -----------------------------------
Louis Moelchert

By: /s/ RONALD W. SWENSON                         CEO & Director          September 28, 1999
   -----------------------------------
Ronald W. Swenson

                       VENTURE LENDING & LEASING II, INC.

                         INDEX TO FINANCIALS STATEMENTS


                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                   F2

Statements of Financial Position as of June 30, 1999 and 1998              F3

Statements of Operations for the Year ended June 30, 1999 and for
the period from Inception, September 15, 1997, to June 30, 1998            F4

Statements of Changes in Shareholders' Equity for the Year ended
June 30, 1999 and for the period from Inception, September 15, 1997,
to June 30, 1998                                                           F5

Statements of Cash Flows for the Year ended June 30, 1999 and for
the period from Inception, September 15, 1997, to June 30, 1998            F6

Notes to Financial Statements                                              F7

                                       F1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Venture Lending & Leasing II, Inc.:

     We have audited the accompanying statements of financial position of Venture Lending & Leasing II, Inc. (a Maryland corporation) as of June 30, 1999 and 1998, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 1999, and for the period from inception, September 15, 1997, to June 30, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing II, Inc. as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the year ended June 30, 1999, and for the period from inception, September 15, 1997, to June 30, 1998, respectively, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

San Francisco, California,
August 27, 1999

                                       F2

                       VENTURE LENDING & LEASING II, INC.

                        STATEMENTS OF FINANCIAL POSITION
                          AS OF JUNE 30, 1999 AND 1998


                                                                                             1999              1998
                                                                                             ----              ----
                                        ASSETS

Loans and leases, at estimated fair value (cost: $80,414,104 and $22,768,445 in 1999
   and 1998, respectively)                                                               $  78,293,229    $  22,768,445
Investments in securities, at estimated fair value (cost:  $1,525,015 and $816,505 in
   1999 and 1998, respectively)                                                             14,494,863        1,460,197
Cash and cash equivalents                                                                    1,869,908        7,091,890
Other assets                                                                                   189,182          283,192
                                                                                         -------------    -------------
                Total assets                                                             $  94,847,182    $  31,603,724
                                                                                         -------------    -------------
                                                                                         -------------    -------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Bank loans                                                                            $  37,208,210    $   9,008,210
   Management fees payable                                                                     687,500          687,500
   Accounts payable and other accrued liabilities                                            1,487,140          393,052
                                                                                         -------------    -------------
                Total liabilities                                                           39,382,850       10,088,762
                                                                                         -------------    -------------
Shareholders' equity:
   Common stock, $0.001 par value:
     Authorized--200,000 shares
     Issued and outstanding--44,000 and 22,000 shares in 1999 and 1998, respectively                44               22
   Capital in excess of par value                                                           43,999,956       21,999,978
   Distribution                                                                             (3,047,110)               0
   Accumulated earnings (deficit)                                                           14,511,442         (485,038)
                                                                                         -------------    -------------
                Total shareholders' equity                                                  55,464,332       21,514,962
                                                                                         -------------    -------------
                Total liabilities and shareholders' equity                               $  94,847,182    $  31,603,724
                                                                                         -------------    -------------
                                                                                         -------------    -------------


        The accompanying notes are an integral part of these statements.

                                       F3

                       VENTURE LENDING & LEASING II, INC.

                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED JUNE 30, 1999, AND
       FOR THE PERIOD FROM INCEPTION, SEPTEMBER 15, 1997, TO JUNE 30, 1998



                                                                                             1999              1998
                                                                                             ----              ----
INVESTMENT INCOME:
   Interest on loans and leases                                                          $   7,412,772    $     945,610
   Interest on short-term investments                                                          384,656          270,369
                                                                                         -------------    -------------

                Total investment income                                                      7,797,428        1,215,979
                                                                                         -------------    -------------
EXPENSES:
   Management fees to the managers                                                           2,750,000        2,183,048
   Interest expense                                                                          1,469,923          195,143
   Other operating expenses                                                                    409,764          245,173
                                                                                         -------------    -------------
                Total expenses                                                               4,629,687        2,623,364
                                                                                         -------------    -------------
                Net investment income (loss)                                                 3,167,741       (1,407,385)

NET CHANGE IN UNREALIZED GAIN FROM INVESTMENT TRANSACTIONS                                  10,205,281          643,692

NET REALIZED GAIN FROM INVESTMENT TRANSACTIONS                                               1,623,458          278,655
                                                                                         -------------    -------------

                Net income (loss)                                                        $  14,996,480    $    (485,038)
                                                                                         -------------    -------------
                                                                                         -------------    -------------
BASIC EARNINGS (LOSS) PER SHARE                                                                $442.32          $(38.70)
                                                                                         -------------    -------------
                                                                                         -------------    -------------
WEIGHTED AVERAGE SHARES OUTSTANDING                                                             33,904           12,534
                                                                                         -------------    -------------
                                                                                         -------------    -------------


        The accompanying notes are an integral part of these statements.

                                       F4

                       VENTURE LENDING & LEASING II, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 1999, AND
       FOR THE PERIOD FROM INCEPTION, SEPTEMBER 15, 1997, TO JUNE 30, 1998



                                             COMMON STOCK       CAPITAL IN                    ACCUMULATED
                                             ------------        EXCESS OF                     EARNINGS
                                           SHARES     AMOUNT     PAR VALUE    DISTRIBUTION     (DEFICIT)        TOTAL
                                          ---------- --------- -------------- -------------- -------------- --------------
BALANCE, SEPTEMBER 15, 1997                     50     $  0     $    50,000    $         0    $         0    $    50,000

   Sales of common stock                    21,950       22      21,949,978              0              0     21,950,000
   Net loss                                      0        0               0              0       (485,038)      (485,038)
                                            ------     ----     -----------    -----------    -----------    -----------

BALANCE, JUNE 30, 1998                      22,000       22      21,999,978              0       (485,038)    21,514,962

   Sales of common stock                    22,000       22      21,999,978              0              0     22,000,000
   Net income                                    0        0               0              0     14,996,480     14,996,480
   Distribution                                  0        0               0     (3,047,110)             0     (3,047,110)
                                            ------     ----     -----------    -----------    -----------    -----------
                                            ------     ----     -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1999                      44,000     $ 44     $43,999,956    $(3,047,110)   $14,511,442    $55,464,332
                                            ------     ----     -----------    -----------    -----------    -----------
                                            ------     ----     -----------    -----------    -----------    -----------


        The accompanying notes are an integral part of these statements.

                                       F5

                       VENTURE LENDING & LEASING II, INC.

                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED JUNE 30, 1999, AND
       FOR THE PERIOD FROM INCEPTION, SEPTEMBER 15, 1997, TO JUNE 30, 1998

                                                                                            1999              1998
                                                                                      ----------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                   $   14,996,480    $     (485,038)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
       Amortization of deferred assets                                                         54,639            86,922
       Net realized gain from investment transactions                                      (1,623,458)         (278,655)
       Net change in unrealized gain from investment transactions                         (10,205,281)         (643,692)
       Payment for deferred expenses                                                                0          (247,645)
       Decrease (increase) in other assets                                                     39,371           (69,969)
       Increase in management fees payable                                                          0           687,500
       Increase in accounts payable and other accrued liabilities                           1,094,088           393,052
                                                                                       --------------    --------------
                Net cash provided by (used in) operating activities                         4,355,839          (557,525)
                                                                                       --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of loans and leases                                                        (74,843,966)      (25,369,046)
   Principal payments on loans and leases                                                  17,198,306         2,600,601
   Acquisition of warrants and stocks                                                      (1,104,200)         (537,850)
   Proceeds from sale of securities                                                         2,019,149                 0
                                                                                       --------------    --------------
                Net cash used in investing activities                                     (56,730,711)      (23,306,295)
                                                                                       --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock, net                                                              22,000,000        22,000,000
   Distribution to shareholders                                                            (3,047,110)                0
   Loan from bank                                                                          28,200,000         9,008,210
   Payment for bank loan expenses                                                                   0           (52,500)
                                                                                       --------------    --------------
                Net cash provided by financing activities                                  47,152,890        30,955,710
                                                                                       --------------    --------------
                Net increase (decrease) in cash and cash equivalents                       (5,221,982)        7,091,890
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                      7,091,890                 0
                                                                                       --------------    --------------
   End of period                                                                       $    1,869,908    $    7,091,890
                                                                                       --------------    --------------
                                                                                       --------------    --------------

CASH PAID DURING THE PERIOD FOR:
   Taxes                                                                               $        1,600    $          800
   Interest                                                                                 1,449,102           182,176


        The accompanying notes are an integral part of these statements.

                                       F6

                       VENTURE LENDING & LEASING II, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing, II, Inc. (the Fund) was incorporated in Maryland on May 19, 1997, as a nondiversified closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on September 15, 1997, the Fund had no operations other than the sale to Westech Investment Advisors, Inc. (Westech Advisors) of 50 shares of common stock, $0.001 par value, for $50,000. As of June 30, 1999, the Fund has met the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986 and filed for such registration.

A portion of the costs incurred in connection with the organization of the Fund were paid initially by Westech Advisors; however, the Fund reimbursed Westech Advisors for such costs and paid other organizational costs directly, which totaled approximately $198,202 as of June 30, 1998. This amount was deferred and is being amortized on the straight-line basis over a period of 60 months from the date the Fund commenced operations.

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

Valuation of Loans and Leases and Investments

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

Substantially all of the Fund's investment securities are warrants and stock. Most of the Fund's securities are restricted and cannot be sold publicly without prior agreement with the issuer to register the securities under the 1993 Act, or by selling the securities under Rule 144 or other rules under the 1933 Act, which permit only limited sales under specified conditions.

Warrants that are received in connection with loan and lease transactions generally will be assigned a minimal value at the time of acquisition. Thereafter, warrants on equity securities with readily ascertainable market values will be assigned a fair value based on the difference, if any, between the exercise price of the warrant and the market value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

Restricted equity securities for which a public market exists are valued at a discount with reference to the market price for unrestricted equity securities of the same issuers. The discount for these equity securities takes into consideration the following factors: the nature of the market in which the securities are traded, the existence and terms of any registration rights, the proportion of the

                                       F7
issuer's securities held by the Fund, and other factors that may affect their fair value. As the restriction period and other restrictive factors decrease, the discount applied to the securities also decreases.

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

Loans classified as nonaccrual amounted to approximately $3,577,000 and $0 at June 30, 1999 and 1998, respectively. If interest on these loans had been accrued, such income would have been approximately $131,489 during the year ended June 30, 1999.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity.

3.  SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 1999, the Fund's investments in loans and leases are entirely within the United States and are diversified among the following industries. The percentage of net assets (shareholders' equity) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans and leases. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)


                                                                             Value
                                                                             -----
Biotech:
   Cellgate, Inc.                                                         $   985,670
   Ceres, Inc.                                                              2,629,681
   Genteric, Inc.                                                             247,806

                                       F8

                                                                             Value
                                                                             -----
   Metamorphix, Inc.                                                      $   461,124
   Protein Delivery, Inc.                                                     406,090
                                                                           ----------
                Total biotech (8.5% of net assets)                          4,730,371
                                                                           ----------
Communications equipment:
   Cyras Systems, Inc.                                                      3,109,424
   Cerent Corporation                                                       3,485,087
   Corvis Corporation                                                       4,946,667
   Cosine Communications, Inc.                                              2,877,889
   Jetcell, Inc.                                                              141,711
   Juniper Networks, Inc.                                                   2,013,991
   Magellan Network Systems, Inc.                                             970,463
   Ramp Networks, Inc.                                                      5,734,230
                                                                           ----------
                Total communications equipment (42.0%)                     23,279,462
                                                                           ----------
Communications service provider:
   Aunet, Inc.                                                                556,793
   Digital Generation Systems, Inc.                                         3,844,383
   Exodus Communications, Inc.                                              2,666,032
   Plenan Systems, Inc.                                                       340,859
   USInternetworking, Inc.                                                  8,142,353
                                                                           ----------
                Total communications service provider (28.0%)              15,550,420
                                                                           ----------
Computers and peripherals:
   Applied Magnetics Corporation                                            1,523,657
   Intera Systems, Inc.                                                       269,820
   New Focus, Inc.                                                            672,601
   Svision                                                                    432,469
                                                                           ----------
                Total computers and peripherals (5.2%)                      2,898,547
                                                                           ----------
Internet:
   Adforce                                                                    231,236
   Keynote Systems Incorporated                                               427,026
   Netratings                                                                 280,669
                                                                           ----------
                Total Internet (1.7%)                                         938,931
                                                                           ----------
Medical device:
   Aerogen, Inc.                                                              310,481
   Heartstent Corporation                                                     275,896
   Intratherapeutics, Inc.                                                  1,041,318
   Myelotec, Inc.                                                             312,785
   Spinal Concepts, Inc.                                                      301,684
   Survivalink Corporation                                                  1,028,178
   Volumetrics Medical Imaging, Inc.                                          789,158
                                                                           ----------
                Total medical device (7.3%)                                 4,059,500
                                                                           ----------
Semiconductors:
   Abrizio                                                                  1,171,064
   Chameleon Systems, Inc.                                                    970,419
   Dynachip Corporation                                                       586,543
   Icompression, Inc.                                                         809,689
   Lightwave Microsystems Corporation                                         338,263
   Nucore Technology, Inc.                                                    639,961
   Poseidon Technology, Inc.                                                1,100,547
   Quantum3D, Inc.                                                            177,732
   Quantum Effect Design, Inc.                                              1,903,126
   Telecruz Technology, Inc.                                                1,001,503
   Transmeta Corporation                                                    1,979,639
   Triscend Corporation                                                       722,150
                                                                           ----------
                Total semiconductors (20.6%)                               11,400,636
                                                                           ----------

                                       F9

                                                                             Value
                                                                             -----
Semiconductor equipment:
   Abpac, Inc.                                                            $ 2,567,231
   Obsidian, Inc.                                                           4,736,824
   Smart Machines, Inc.                                                     1,303,689
                                                                           ----------
                Total semiconductor equipment (15.5%)                       8,607,744
                                                                           ----------
Software:
   Acme Software, Inc.                                                        278,273
   CoWare, Inc.                                                               240,630
   Mineshare, Inc.                                                            464,367
   Peronics Software, Inc.                                                    791,991
   Smart DB                                                                   882,167
   Sycon Design, Inc.                                                         274,814
   0-in Design Automation Inc.                                                246,625
   Zone Automation, Inc.                                                      201,560
                                                                           ----------
                Total software (6.1%)                                       3,380,427
                                                                           ----------
Other:
   Offroad Capital                                                            349,315
   WebVan-Bay Area, Inc.                                                    3,097,876
                                                                           ----------
                Total other (6.2%)                                          3,447,191
                                                                           ----------
                Total loans and leases (cost:  $80,414,104)               $78,293,229
                                                                           ----------
                                                                           ----------

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 1999, the Fund has unfunded commitments to borrowers of $111,791,987.

Included in the net change in unrealized gain from investment transactions for the year ended June 30, 1999, is an unrealized loss on loans and leases of $2,120,875. This amount represents a reduction in the estimated fair value of loans and leases determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors.

                                       F10

The Fund's investments in warrants are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                                         Percentage of
                                                                            Value         Net Assets
                                                                       ---------------- ----------------
Communications service provider:
   USInternetworking, Inc.                                              $   6,630,414        11.9%
   Other communications service provider                                       96,000         0.2
                                                                        -------------        ----
                Total communications service provider                       6,726,414        12.1
                                                                        -------------        ----
Communications equipment:
   Ciena                                                                    3,200,974         5.8
   Juniper Networks, Inc.                                                   3,253,767         5.9
   Other communications equipment                                             290,000         0.5
                                                                        -------------        ----
                Total communications equipment                              6,744,741        12.2
                                                                        -------------        ----
Other warrants                                                                919,050         1.7
                                                                        -------------        ----
                Total warrants (cost:  $1,501,500)                      $  14,390,205        26.0%
                                                                        -------------        ----
                                                                        -------------        ----

4.  WARRANTS AND STOCK:

At June 30, 1999, the Fund held warrants to purchase shares of common and preferred stock in 59 companies, of which 7 were publicly traded. The following is a summary of the activity for investments in warrants and investments in stocks for the year ended June 30, 1999:

Investments in warrants:
   Balance, June 30, 1998                                 $     487,850
     Net acquisition of warrants                              1,016,700
     Conversion of warrants to stock                             (3,500)
     Net change in unrealized gain                           12,889,155
                                                          -------------
   Balance, June 30, 1999                                 $  14,390,205
                                                          -------------
                                                          -------------
Investments in stocks:
   Balance, June 30, 1998                                 $     972,347
     Conversion of warrants to stock                             23,965
     Cost basis of stock sold                                  (328,655)
     Net change in unrealized gain                             (562,999)
                                                          -------------
   Balance, June 30, 1999                                 $     104,658
                                                          -------------
                                                          -------------

The warrants issued by private companies whose equity securities do not have a readily ascertainable market value are carried at a minimal value assigned at the time of acquisition. These warrants had a value of $1,077,050 at June 30, 1999.

During the year, the Fund realized a gain of $1,690,489 on the sale of 32,591 shares of common stock, which had a cost basis of $328,655.


                                      F11

5.  LONG-TERM DEBT FACILITY:

The Fund has in place a $52 million revolving credit warehouse facility to finance the acquisition of asset-based loans and leases. Outstanding balances bear interest at either the financial institution's prime rate or 1.25 percent above LIBOR, which at June 30, 1999, was 6.4863 percent. The Fund pays a commitment fee of 0.25 percent annually on the total average amount of unused commitment with respect to this facility.

Borrowings under the facility are collateralized by the assets financed by the Fund under loans and leases with assignment to the financial institution, plus other assets of the Fund.

As of June 30, 1999, the Fund had $37.2 million outstanding under this facility, all of which is to be paid in fiscal year 2000 (see Note 10).

6.  CAPITAL STOCK:

There are 200,000 shares of $0.001 par value common stock authorized. As of June 30, 1999, 44,000 shares are issued and outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least 15 days before payment is due. Based on $110 million of subscriptions received by the final closing during December 1997, $66 million in unfunded and uncalled capital commitments remained outstanding as of June 30, 1999.

7.  EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income (loss), less dividends on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share are computed by dividing net income, less dividends on nonconvertible preferred stock, by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no preferred stock or instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.

8.  MANAGEMENT:

Westech Advisors serves as the Fund's investment manager, and Siguler Guff Advisers, L.L.C. (the Adviser) serves as adviser to Westech Advisors with respect to Westech Advisors' administrative duties to the Fund. As compensation for their services to the Fund, Westech Advisors and the Adviser to Westech Advisors, together, will receive a management fee (the Management Fee) at an annual rate of 2.5 percent of the Fund's committed capital computed and paid quarterly for the first two years following the Fund's initial private offering and at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter. Fees of $2,750,000 were recognized for the year ended June 30, 1999.

In addition to the Management Fee, Westech Advisors and the Adviser will together receive a monthly incentive fee (the Incentive Fee) after shareholders have received a return of funds (Payout) equal to the following: (a) cumulative dividends and distributions equal to 100 percent of all amounts paid, as of the date of calculation, by shareholders to the Fund (and not including placement fees paid to the placement agent by certain of the shareholders) for the purchase of shares plus (b) a preferred return on all amounts contributed, as of the date of calculation, equal to an 8 percent cumulative noncompounded annual return on such amounts. After Payout has been achieved, all amounts available to be paid as dividends and distributions to shareholders in accordance with the Fund's distribution policies will be distributed as follows: 80 percent as dividends to the Fund's shareholders and 20 percent to Westech Advisors and the Adviser, together, as the Incentive Fee. The Incentive Fee shall not accrue or be paid until the Fund is no


                                      F12
longer permitted to make capital calls under the subscription agreements or irrevocably waives any right to do so. To date, the Managers have earned no Incentive Fee.

Certain officers and directors of the Fund also serve as officers and directors of Westech Advisors and Siguler Guff Advisers, L.L.C.

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Fund plans to adopt its provisions effective July 1, 2000. The Fund may enter into interest rate swaps to hedge its interest rate. Additionally, certain of its investments and long-term borrowings may have embedded options due to call or put features that would be required to be accounted for differently under SFAS No. 133 as compared to current accounting principles. The Fund has not yet quantified the impact of adopting SFAS No. 133 on its financial statements; however, SFAS No. 133 could increase the volatility of future earnings.

10.  SUBSEQUENT EVENTS:

In July 1999, the Fund called and received an additional $11 million, or 10 percent, of committed capital from its shareholders, bringing the total commitments called and funded to $55 million. Based on the initial $110 million of subscriptions received by the Fund in December 1997, $55 million, or 50 percent, of capital commitments remain uncalled and unfunded following this capital call.

In July 1999, the Fund entered into a $50 million securitization debt facility to finance its acquisition of asset-based loans and leases. The length of the facility is three years; however, certain provisions in the agreement allow the parties to change the length of the facility. Amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. The interest rate on the facility is LIBOR plus .5 percent.

                                       F13