Form 10-Q
period 1999-09-30
VENTURE LENDING & LEASING II INC
filed 1999-11-15
CIK 1039802

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    --------------

                        Commission file number 814-00141

                       VENTURE LENDING & LEASING II, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

              MARYLAND                                 77-0456589
------------------------------------               ------------------
   (State or other jurisdiction                     (I.R.S. Employer
of incorporation or or organization)               Identification No.)

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
Yes X  No
   ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             CLASS                     OUTSTANDING AS OF OCTOBER 30, 1999
-----------------------------          ----------------------------------
Common Stock, $.001 par value                       52,718

                 Page 1 of 15; Exhibit Index appears on Page 15

                       VENTURE LENDING & LEASING II, INC.

                                      INDEX

                                                                                               PAGE NUMBER
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Financial Position                                                            3
          September 30, 1999 (Unaudited) and June 30, 1999 (Audited)

          Statements of Operations (Unaudited)                                                        4
          Three months ended September 30, 1999 and September 30, 1998

          Statements of Changes in Shareholders' Equity (Unaudited)                                   5
          For the year ended June 30, 1999 and the three months ended September 30, 1999

          Statements of Cash Flows (Unaudited)                                                        6
          Three months ended September 30, 1999 and September 30, 1998

          Notes to Financial Statements                                                          7 - 11

Item 2.   Management's Discussion and Analysis of Financial                                     12 - 14
          Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                        15

Item 6.   Exhibits                                                                                   15

SIGNATURES                                                                                           15

                       VENTURE LENDING & LEASING II, INC.

                        STATEMENTS OF FINANCIAL POSITION


                                                                          (Unaudited)                   (Audited)
                                                                       September 30, 1999             June 30, 1999
                                                                       ------------------           ----------------
ASSETS

Loans and leases, at estimated fair value,                             $       87,422,060           $     78,293,229
   (Cost of $89,542,935 and $80,414,104)
Investments in securities, at estimated fair value
   (Cost of $3,859,803 and $1,525,015)                                         17,703,078                 14,494,863
Cash and cash equivalents                                                       4,339,722                  1,869,908
Other assets                                                                    3,804,954                    189,182
                                                                       ------------------           ----------------
       Total assets                                                           113,269,814                 94,847,182
                                                                       ------------------           ----------------
                                                                       ------------------           ----------------


LIABILITIES AND SHAREHOLDERS'EQUITY

Liabilities:
    Bank loans                                                                 37,208,210                 37,208,210
    Management fees payable                                                       693,151                    687,500
    Accounts payable and other accrued liabilities                              1,492,688                  1,487,140
                                                                       ------------------           ----------------
       Total liabilities                                                       39,394,049                 39,382,850
                                                                       ------------------           ----------------

Shareholders'equity:
   Common stock, $.001 par value:
    Authorized - 200,000 shares
    Issued and outstanding - 52,718 and 44,000 shares                                  53                         44
   Capital in excess of par value                                              54,999,947                 43,999,956
   Distributions                                                               (4,211,350)                (3,047,110)
   Accumulated earnings                                                        23,087,115                 14,511,442
                                                                       ------------------           ----------------
      Total shareholders' equity                                               73,875,765                 55,464,332
                                                                       ------------------           ----------------
      Total liabilities and shareholders' equity                       $      113,269,814           $     94,847,182
                                                                       ------------------           ----------------
                                                                       ------------------           ----------------

         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     For the Three               For the Three
                                                      Months Ended                Months Ended
                                                   September 30, 1998          September 30, 1998
                                                   ------------------          ------------------
INVESTMENT INCOME:
     Interest on loans and leases                  $        2,996,175          $        1,013,442
     Interest on short-term investments                        92,464                      72,807
                                                   ------------------          ------------------
        Total investment income                             3,088,639                   1,086,249
                                                   ------------------          ------------------

EXPENSES:
     Management fees                                          693,151                     687,500
     Interest expense                                         635,281                     159,861
     Other operating expenses                                 239,002                      66,732
                                                   ------------------          ------------------
        Total expenses                                      1,567,434                     914,093
                                                   ------------------          ------------------
        Net investment income                               1,521,205                     172,156
                                                   ------------------          ------------------
Net change in unrealized gain (loss) from                     873,427                    (336,692)
investment transactions
                                                   ------------------          ------------------
Net realized gain from investment transactions              6,181,041                         -
                                                   ------------------          ------------------
        Net income (loss)                          $        8,575,673          $         (164,536)
                                                   ------------------          ------------------
                                                   ------------------          ------------------
        Basic earnings (loss) per share            $           165.04          $            (7.48)
                                                   ------------------          ------------------
                                                   ------------------          ------------------
Weighted average shares outstanding                            51,960                      22,000
                                                   ------------------          ------------------
                                                   ------------------          ------------------


         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      FOR THE YEAR ENDED JUNE 30, 1999 AND
                      THE QUARTER ENDED SEPTEMBER 30, 1999


                                      COMMON STOCK            CAPITAL IN
                               -------------------------      EXCESS OF                          ACCUMULATED
                                    SHARES      AMOUNT        PAR VALUE       DISTRIBUTIONS       EARNINGS            TOTAL
                                                                                                 (DEFICIT)
                               -------------------------   ---------------    -------------     -------------   ---------------
BALANCE, JUNE 30,1998              22,000       $     22    $   21,999,978     $          -      $   (485,038)   $   21,514,962
Sales of common stock              22,000             22        21,999,978                -                 -        22,000,000
   Distribution                         -              -                 -       (3,047,110)                -        (3,047,110)
                               -------------------------   ---------------    -------------     -------------   ---------------
   Net income                           -              -                 -                -        14,996,480        14,996,480
BALANCE, JUNE 30,1999              44,000             44        43,999,956       (3,047,110)       14,511,442        55,464,332
   Sales of common stock            8,718              9        10,999,991                -                 -        11,000,000
   Distribution                         -              -                 -       (1,164,240)                -        (1,164,240)
   Net income                           -              -                 -                -         8,575,673         8,575,673
                               -------------------------   ---------------    -------------     -------------   ---------------
BALANCE, SEPTEMBER 30,1999         52,718       $     53    $   54,999,947     $ (4,211,350)     $ 23,087,115    $   73,875,765
                               -------------------------   ---------------    -------------     -------------   ---------------

         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   For the Three            For the Three
                                                                   Months Ended              Months Ended
                                                                September 30, 1999        September 30, 1998
                                                                ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $        8,575,673        $         (164,536)

   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Amortization of deferred assets                                           2,707                    29,592
   Unrealized loss (gain) from investment transactions                    (873,427)                  336,692
   Net realized gain on investment transactions                         (6,181,041)                        -
   Increase in other assets                                             (3,568,480)                     (910)
   Increase (decrease) in accounts payable and other
   accrued liabilities                                                      (8,801)                   47,184
                                                                ------------------        ------------------
Net cash provided by (used in) operating activities                     (2,053,369)                  248,022
                                                                ------------------        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of loans and leases                                     (23,483,801)              (14,347,355)
   Principal payments on loans and leases                               14,354,971                 1,755,766
   Proceeds from sale of securities                                      6,342,216                         -
   Acquisition of warrants and stock                                    (2,475,963)                 (287,200)
                                                                ------------------        ------------------
      Net cash used in investing activities                             (5,262,577)              (12,878,789)
                                                                ------------------        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Sales of common stock, net                                           11,000,000                         -
   Distributions to shareholders                                        (1,164,240)                        -
   Loans from bank                                                               -                11,200,000
   Payment of bank loan expenses                                           (50,000)                        -
                                                                ------------------        ------------------
      Net cash provided by financing activities                          9,785,760                11,200,000
                                                                ------------------        ------------------
      Net increase (decrease) in cash and cash
      equivalents                                                        2,469,814                (1,430,767)

CASH AND CASH EQUIVALENTS:

   Beginning of period                                                   1,869,908                 7,091,890
                                                                ------------------        ------------------
   End of period                                                $        4,339,722        $        5,661,123
                                                                ------------------        ------------------
                                                                ------------------        ------------------
CASH PAID DURING THE PERIOD FOR:

   Interest                                                     $          610,918        $          127,211
   Taxes                                                        $              800        $                -

        The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the 3 months ended September 30, 1999 and 1998, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial Statements and the notes included in the Fund's Annual Report for the year ended June 30, 1999.

2.  SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. The Fund's investments in loans and leases are entirely within the United States and are diversified among the industries shown below. The percentage of shareholders' equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans and leases. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)


INDUSTRY                                                                                         OUTSTANDING
                                                                                          SEPTEMBER 30, 1999
------------------------------------------------------------------------------------------------------------
BIOTECH:
      Cellgate, Inc.                                                                              $1,189,668
      Ceres, Inc.                                                                                  2,523,331
      Genteric, Inc.                                                                                 232,602
      MetaMorphix, Inc.                                                                              436,802
      Protein Delivery, Inc.                                                                         383,074
      Zyomyx, Inc.                                                                                   958,233
                                                                                          ------------------
                    Total biotech (7.75%)                                                          5,723,710
                                                                                          ------------------

 COMMUNICATION EQUIPMENT:
      Cerent Corporation                                                                           3,226,468
      Corvis Corporation                                                                           4,601,810
      Cosine Communications, Inc.                                                                  2,661,461
      Cyras Systems, Inc.                                                                          4,070,195
      Jetcell, Inc.                                                                                  143,776
      Magellan Network Systems, Inc.                                                                 902,356
      Ramp Networks, Inc.                                                                          5,626,541

                                                                                          ------------------
 Total communications (28.74%)                                                                    21,232,607
                                                                                          ------------------


COMMUNICATIONS SERVICE PROVIDER:
Applicast, Inc.                                                                                   $1,271,233
Aunet, Inc.                                                                                          510,581
Digital Generation Systems, Inc.                                                                   3,504,215
Exodus Communications, Inc.                                                                        2,436,938
USInternetworking, Inc.                                                                            7,573,627
                                                                                          ------------------
Total communications service provider (20.71%)                                                    15,296,594
                                                                                          ------------------

COMPUTERS AND PERIPHERALS:

Applied Magnetics Corporation                                                                        787,108
Intera Systems, Inc.                                                                                 261,551
New Focus, Inc.                                                                                      625,850
S-vision                                                                                                 488
                                                                                          ------------------
Total computers and peripherals (2.27%)                                                            1,674,957
                                                                                          ------------------

INTERNET:

Adforce                                                                                              210,825
Eletter, Inc.                                                                                        368,870
Facilitas, Inc.                                                                                       63,407
Google, Inc.                                                                                       4,111,487
Keynote Systems Incorporated                                                                         398,884
Netratings, Inc.                                                                                     271,928
                                                                                          ------------------
Total internet (7.34%)                                                                             5,425,401
                                                                                          ------------------

MEDICAL DEVICES:

Aerogen, Inc.                                                                                        268,977
Heartstent Corporation                                                                               257,884
Intratherapeutics, Inc.                                                                              965,049
Myelotec, Inc.                                                                                       288,146
Spinal Concepts, Inc.                                                                                281,409
SurVivaLink Corporation                                                                              942,249
Volumetrics Medical Imaging, Inc.                                                                    741,697
                                                                                          ------------------
Total medical devices (5.07%)                                                                      3,745,411
                                                                                          ------------------

SEMICONDUCTOR:

Abrizio, Inc.                                                                                      1,231,598
Chameleon Systems, Inc.                                                                            1,220,651
Dynachip Corporation                                                                                 573,938
iCompression, Inc.                                                                                 1,196,441
Lightwave Microsystems Corporation                                                                   310,730
Newport Microsystems, Inc.                                                                           684,263


NuCore Technology, Inc.                                                                              604,154
Poseidon Technology, Inc.                                                                          1,010,628
Quantum Effect Design, Inc.                                                                        1,773,129
Quantum 3D, Inc.                                                                                     156,905
Sandcraft, Inc.                                                                                    4,272,384
Telecruz Technology, Inc.                                                                            922,099
Transmeta Corporation                                                                              1,863,988
Triscend Corporation                                                                                 892,755
                                                                                          ------------------
Total semiconductor (22.62%)                                                                      16,713,663
                                                                                          ------------------

SEMICONDUCTOR EQUIPMENT:

Abpac, Inc.                                                                                        2,762,896
Obsidian, Inc.                                                                                     4,438,937
Smart Machines, Inc.                                                                               1,210,468
                                                                                          ------------------
Total semiconductor equipment (11.39%)                                                             8,412,301
                                                                                          ------------------

SOFTWARE:

Acme Software, Inc.                                                                                  264,773
CoWare, Inc.                                                                                         228,052
Mineshare, Inc.                                                                                      439,502
Nexbase, Inc.                                                                                         72,200
Octane Software, Inc.                                                                                558,897
Open Telephone Network, Inc.                                                                         222,880
Optimal Networks, Inc.                                                                               245,049
Personics Software, Inc.                                                                             744,282
Smart DB Corporation                                                                               2,169,385
Sycon Design, Inc.                                                                                   257,999
0-in Design Automation                                                                               227,604
Zone Automation, Inc.                                                                                502,344
                                                                                          ------------------
Total software (8.03%)                                                                             5,933,604
                                                                                          ------------------

OTHER:

Offroad Capital Corporation                                                                          338,164
Web Van-Bay Area, Inc.                                                                             2,925,648
                                                                                          ------------------
Total other (4.42%)                                                                                3,263,812
                                                                                          ------------------

                                                                                          ------------------
Total loans and leases (Cost:  $89,042,935)                                                       87,422,060
                                                                                          ------------------

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 1999, the Fund has unfunded commitments to borrowers of $131.7 million.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                              WARRANTS AND STOCK         PERCENTAGE OF
              INDUSTRY                               VALUE            SHAREHOLDERS'EQUITY
                                                                         (NET ASSETS)
-------------------------------------------------------------------------------------------
 Biotechnology                                             123,500                    0.17%
 Communications equipment                                8,262,660                   11.18%
 Communications service provider                         7,100,097                    9.61%
 Computer and peripherals                                  110,000                    0.15%
 Internet                                                  785,262                    1.06%
 Medical devices                                            92,600                    0.13%
 Software                                                  231,300                    0.31%
 Semiconductor                                             784,659                    1.06%
 Semiconductor equipment                                   172,000                    0.23%
 Other                                                      41,000                    0.06%
                                             ----------------------------------------------
     Total warrants and stock value                     17,703,078                   23.96%
                                             ----------------------------------------------


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

5.  SUBSEQUENT EVENT:

Subsequent to the end of the quarter Cerent Corporation, one of the Fund's portfolio companies, merged with Cisco Corporation in a transaction that was accounted for as a pooling of interests. The fund exercised its warrants in Cerent and held 760,166 shares of Cerent's common stock immediately prior to the merger. The fund expects to realize a significant gain from this transaction.

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made five capital calls since inception for a total of 50% of committed capital. Total committed capital as of December 31, 1998 was $110 million when the Fund stopped accepting new subscriptions; a total of $55.0 million has been called.

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

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Total investment income for the periods ended September 30, 1999 and 1998 was $3.1 million and $1.1 million, respectively, of which $3.0 million and $1.0 million, respectively, consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases, distributions to shareholders or application to the Fund's expenses. The increase in investment income reflects the increase in loans & leases outstanding from September 30, 1998 to September 30, 1999, and was partly offset by a decline in the average yield on loans funded during the period ended September 30, 1999 as compared to those funded in the prior period.

         Expenses for the periods ended September 30, 1999 and 1998 were $1.6 million and $0.9 million, respectively. Management fees were calculated based on committed capital for the first two years of the Fund's life and remained flat from the prior period. Interest expense increased to $0.6 million in the period ended September 30, 1999 from $0.2 million in the prior period. This increase was almost entirely due to an increase in the average debt outstanding. Other operating expenses increased to $0.2 million in the period ended September 30, 1999 from $0.1 million in the prior period. This increase was due to increased legal expenses incurred during the quarter ended September 30, 1999. Expenses declined as a percentage of investment income for the period ended September 30, 1999 from the period ended September 30, 1998 due to the increase in interest income on loans outstanding.

         The Fund experienced an increase in unrealized gains from investment transactions of $0.9 million in the period ended September 30, 1999 as opposed to a decrease of $0.3 million in the prior period. The Fund had $6.2 million of realized gains during the period ended September 30, 1999 as compared to no realized gains in the same period in 1998. These gains were largely generated by sales of stock in two of the Fund's portfolio companies. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

         Net income for the period ended September 30, 1999 increased to $8.6 million compared to a net loss for the period ended September 30, 1998 of $0.2 million. On a per share basis, for the period ended September 30, 1999 and 1998 net income (loss) was $165 and $(7) respectively.

LIQUIDITY AND CAPITAL RESOURCES --  SEPTEMBER 30, 1999 AND JUNE 30, 1999

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at September 30, 1999 and June 30, 1999. As of September 30, 1999 and June 30, 1999, 50% and 40%
respectively of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place a $52 million debt facility to finance the acquisition of asset-based loans and leases. As of September 30, 1999 and June 30, 1999, $37.2 million was outstanding under this facility. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At September 30, 1999, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $33.2 million. The effect of these swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing.

         As of September 30, 1999, 4% of the Fund's assets consisted of cash and cash equivalents, compared with 2% as of June 30, 1999. The Fund continued to invest its assets in venture loans and leases during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $23.5 million during the period ended September 30, 1999. Net loan amounts outstanding after amortization increased by approximately $9.1 million. Unfunded commitments increased by approximately $17.2 million.

------------------------------------------------------------------------------------------------------------
                                  Amount             Principal             Balance              Unfunded
                                Disbursed           Amortization         Outstanding           Commitments
------------------------------------------------------------------------------------------------------------
June 30, 1999                  $100.2 million       $21.9 million         $78.3 million       $104.4 million
------------------------------------------------------------------------------------------------------------
September 30, 1999             $123.7 million       $36.3 million         $87.4 million       $121.6 million
------------------------------------------------------------------------------------------------------------

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

VENTURE LENDING & LEASING II, INC.

(Registrant)

By:      /s/ Ronald W. Swenson              By:      /s/ Salvador O. Gutierrez
         ----------------------------                ---------------------------
Ronald W. Swenson                           Salvador O. Gutierrez
Chairman and Chief Executive Officer        President, Chief Financial Officer
                                            and Chief Accounting Officer
Date:    November 15, 1999                  Date:    November 15, 1999