Form 10-Q
period 1999-12-31
VENTURE LENDING & LEASING II INC
filed 2000-02-14
CIK 1039802

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 1999


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                        Commission file number 814-00141

                       VENTURE LENDING & LEASING II, INC.
             (Exact Name of Registrant as specified in its charter)

                    MARYLAND                                   77-0456589
(State or other jurisdiction of incorporation or            (I.R.S. Employer
                or organization)                           Identification No.)

             2010 NORTH FIRST STREET, SUITE 310, SAN JOSE, CA 95131
               (Address of principal executive offices) (Zip Code)

                                 (408) 436-8577
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                     Outstanding as of January 30, 2000
-------------------------------------    ----------------------------------
  Common Stock, $.001 par value                        60,568

               Page 1 of 15; Exhibit Index appears on Page 15

                      VENTURE LENDING & LEASING II, INC.

                                    INDEX

                                                                                             PAGE NUMBER
PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Financial Position (Unaudited)                                          3
             December 31, 1999 and June 30, 1999

             Statements of Operations (Unaudited)                                                  4
             Three and six months ended December 31, 1999 and December 31, 1998

             Statements of Changes in Shareholders' Equity (Unaudited)                             5
             For the year ended June 30, 1999 and the six months ended December 31, 1999

             Statements of Cash Flows (Unaudited)                                                  6
             Six months ended December 31, 1999 and December 31, 1998

             Notes to Financial Statements                                                    7 - 11

Item 2.      Management's Discussion and Analysis of Financial                               12 - 15
             Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                                  15

Item 6.      Exhibits                                                                             15


SIGNATURES                                                                                        15

                      VENTURE LENDING & LEASING II, INC.

                 STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                                   December 31, 1999           June 30, 1999
                                                                -------------------------  -----------------------
ASSETS
Loans and leases, at estimated fair value,                                 $ 104,165,637             $ 78,293,229
  (Cost of $104,265,637 and $80,414,104)
Investments in securities, at estimated fair value
  (Cost of $2,717,146 and $1,525,015)                                         12,984,119               14,494,863
Cash and cash equivalents                                                      6,702,417                1,869,908
Other assets                                                                   6,398,061                  189,182
                                                                -------------------------  -----------------------

          Total assets                                                       130,250,234               94,847,182
                                                                =========================  =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Bank loans                                                               41,416,244               37,208,210
     Accrued management & incentive fees                                      18,225,254                  687,500
     Accounts payable and other accrued liabilities                            1,772,829                1,487,140
                                                                -------------------------  -----------------------

          Total liabilities                                                   61,414,327               39,382,850
                                                                -------------------------  -----------------------

Shareholders' equity:
     Common stock, $.001 par value:
       Authorized - 200,000 shares
       Issued and outstanding - 60,568 and 44,000 shares                              61                       44
     Capital in excess of par value                                           65,999,939               43,999,956
     Distributions                                                           (71,319,867)              (3,047,110)
     Accumulated earnings                                                     74,155,774               14,511,442
                                                                -------------------------  -----------------------
          Total shareholders' equity                                          68,835,907               55,464,332
                                                                -------------------------  -----------------------

          Total liabilities and shareholders' equity                       $ 130,250,234             $ 94,847,182
                                                                =========================  =======================

        The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       For the Three      For the Three     For the Six       For the Six
                                                       Months Ended       Months Ended      Months Ended      Months Ended
                                                       December 31,       December 31,      December 31,      December 31,
                                                           1999               1998              1999              1998
                                                    ------------------------------------------------------------------------
INVESTMENT INCOME:
       Interest on loans and leases                       $ 3,854,559       $ 1,409,361       $ 6,850,734       $ 2,422,803
       Interest on short-term investments                     193,310           108,384           285,774           181,192
                                                    ------------------------------------------------------------------------
          Total investment income                           4,047,869         1,517,745         7,136,508         2,603,995
                                                    ------------------------------------------------------------------------

EXPENSES:
      Management fees                                         801,022           687,500         1,494,173         1,375,000
      Interest expense                                        710,227           347,484         1,345,508           507,346
      Other operating expenses                                255,308            96,613           494,310           163,344
                                                    ------------------------------------------------------------------------
          Total expenses                                    1,766,557         1,131,597         3,333,991         2,045,690
                                                    ------------------------------------------------------------------------
          Net investment income                             2,281,312           386,148         3,802,517           558,305
                                                    ------------------------------------------------------------------------
  Net change in unrealized gain from investment
    transactions                                           (1,555,427)         (307,000)         (682,000)         (643,692)
  Net realized gain from investment transactions           67,761,009         1,662,489        73,942,050         1,662,489
  Incentive Management Fee                                (13,671,282)                        (15,243,570)
                                                    ------------------------------------------------------------------------
  Income before cumulative effect of a change in
    accounting principle                                 $ 54,815,612       $ 1,741,637      $ 61,818,997       $ 1,577,102
  Cumulative effect on prior years (To June 30,
    1999) of change in accounting principle                                                  $ (2,174,665)
    (Note 5)                                        ------------------------------------------------------------------------
          Net Income                                     $ 54,815,612       $ 1,741,637      $ 59,644,332       $ 1,577,102
                                                    ========================================================================
Amounts per common share:
Income before cumulative effect of a change in
  accounting principle                                     $ 1,013.54           $ 56.68        $ 1,165.92           $ 59.82
Cumulative effect on prior years (To June 30, 1999)
of change in accounting principle (Note 5)                                                       $ (41.01)
                                                    ------------------------------------------------------------------------
          Net Income                                       $ 1,013.54           $ 56.68        $ 1,124.91           $ 59.82
                                                    ========================================================================
Weighted average shares outstanding                            54,083            30,728            53,022            26,364

Pro Forma amounts assuming the new method is
  applied retroactively (Note 5)
          Net Income                                     $ 54,815,612       $ 1,741,637      $ 61,818,997       $ 1,577,101
          Net Income per common share                      $ 1,013.54           $ 56.68        $ 1,165.92           $ 59.82

        The accompanying notes are an integral part of these statements

                      VENTURE LENDING & LEASING II, INC.

             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                     FOR THE YEAR ENDED JUNE 30, 1999 AND
                      THE PERIOD ENDED DECEMBER 31, 1999

                                     COMMON STOCK            CAPITAL IN
                               -------------------------      EXCESS OF                        ACCUMULATED
                                  SHARES       AMOUNT        PAR VALUE       DISTRIBUTIONS        EARNINGS          TOTAL
                                                                                                 (DEFICIT)
                               ------------------------- ----------------- -----------------  ---------------- ----------------
BALANCE, JUNE 30, 1998                22,000       $ 22       $21,999,978               $ -     $    (485,038)    $ 21,514,962

     Sales of common stock            22,000         22        21,999,978                 -              -          22,000,000
     Distributions                         -          -                 -        (3,047,110)             -          (3,047,110)
     Net income                            -          -                 -                 -        14,996,480       14,996,480
                               ------------------------- ----------------- -----------------  ---------------- ----------------
BALANCE, JUNE 30, 1999                44,000         44        43,999,956        (3,047,110)       14,511,442       55,464,332

     Sales of common stock            16,568         17        21,999,983                 -              -          22,000,000
     Distributions                         -          -                 -       (68,272,757)             -         (68,272,757)
     Net income                            -          -                 -                 -        59,644,332       59,644,332
                               ------------------------- ----------------- -----------------  ---------------- ----------------
BALANCE, December 31, 1999            60,568       $ 61       $65,999,939     $ (71,319,867)     $ 74,155,774     $ 68,835,907
                               ========================= ===================================  ================ ================

        The accompanying notes are an integral part of these statements

                      VENTURE LENDING & LEASING II, INC.

                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  For the Six Months       For the Six Months
                                                                   Ended December 31,       Ended December 31,
                                                                        1999                     1998
                                                                ----------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 59,644,332                $ 1,577,102
   Adjustments to reconcile net income to net cash
   used in operating activities:
   Amortization of deferred assests (Net)                                     34,349                     21,579
   Unrealized loss from investment transactions                              681,997                    643,692
   Net realized gain on investment transactions                          (73,942,049)                (1,662,489)
   Increase in other assets                                               (6,193,226)                (1,996,891)
   Increase in accounts payable and other accrued
   liabilities                                                            17,823,444                    188,618
                                                                -----------------------   ------------------------
Net cash used in operating activities                                     (1,951,153)                (1,228,389)
                                                                -----------------------   ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of loans and leases                                       (53,596,448)               (33,499,293)
   Principal payments on loans and leases                                 26,923,337                  6,429,643
   Proceeds from sale of securities                                       79,737,510                  1,991,144
   Acquisition of warrants and stock                                      (4,166,015)                  (576,200)
                                                                -----------------------   ------------------------
      Net cash provided by (used in) investing activities                 48,898,384                (25,654,706)
                                                                -----------------------   ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock, net                                             22,000,000                 11,000,000
   Distributions to shareholders                                         (68,272,756)                         -
   Loans from bank                                                         8,000,000                 13,200,000
   Repayment of bank loans                                                (3,791,966)
   Payment of bank loan expenses                                             (50,000)                         -
                                                                -----------------------   ------------------------
      Net cash provided by (used in) financing activities                (42,114,722)                24,200,000
                                                                -----------------------   ------------------------
      Net increase (decrease) in cash and cash equivalents                 4,832,509                 (2,683,095)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                     1,869,908                  7,091,890
                                                                -----------------------   ------------------------
   End of period                                                         $ 6,702,417                $ 4,408,795
                                                                =======================   ========================
CASH PAID DURING THE PERIOD FOR:
   Interest                                                              $ 1,375,674                  $ 521,862
   Taxes                                                                       $ 800                    $ 1,600

       The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1999

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the 3 months ended December 31, 1999 and 1998, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial Statements and the notes included in the Fund's Annual Report for the year ended June 30, 1999.

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

INDUSTRY                                                                                        OUTSTANDING
                                                                                          DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------------
BIOTECH:
Cellgate, Inc.                                                                                   $1,115,018
Ceres, Inc.                                                                                       2,382,335
Genteric, Inc.                                                                                      215,362
Protein Delivery, Inc.                                                                              359,194
Zyomyx, Inc.                                                                                      1,586,562
                                                                                  --------------------------
          Total biotech (8.22%)                                                                   5,658,471
                                                                                  --------------------------

COMMUNICATION EQUIPMENT:
Amber Networks                                                                              $     1,169,706
Cerent Corporation                                                                                2,939,865
Corvis Corporation                                                                                7,177,547
Cosine Communications, Inc.                                                                       2,437,150
Cyras Systems, Inc.                                                                               4,285,625

Jetcell, Inc.                                                                                       497,910
Longboard (Magellan Network Systems, Inc.)                                                          831,481
Nishan Systems                                                                                      326,573
Optical Solutions                                                                                 1,618,485
Ramp Networks, Inc.                                                                               5,201,883
Taqua Systems                                                                                     1,452,799
                                                                                  --------------------------
          Total communications equipment (40.59%)                                                27,939,024
                                                                                  --------------------------

COMMUNICATIONS SERVICE PROVIDER:
Applicast, Inc.                                                                                   1,303,352
Colo.com                                                                                            319,606
Digital Generation Systems, Inc.                                                                  3,148,667
Equinix                                                                                           6,547,336
Exodus Communications, Inc.                                                                       2,197,908
IasiaWorks (Aunet)                                                                                  461,737
USInternetworking, Inc.                                                                           6,981,510
                                                                                  --------------------------
          Total communications service provider (30.45%)                                         20,960,116
                                                                                  --------------------------

COMPUTERS AND PERIPHERALS:
Applied Magnetics Corporation                                                                        84,000
Intera Systems, Inc.                                                                                244,600
New Focus, Inc.                                                                                     577,051
Zayante                                                                                              85,782
                                                                                  --------------------------
          Total computers and peripherals (1.44%)                                                   991,433
                                                                                  --------------------------

INTERNET:
Adforce                                                                                             189,562
Backflip, Inc                                                                                       744,160
DoDots, Inc.                                                                                        391,594
Eletter, Inc.                                                                                       358,414
Google, Inc.                                                                                      4,134,823
Keynote Systems Incorporated                                                                        365,159
NetRatings, Inc.                                                                                    252,073
Tradec.Com                                                                                           58,418
Facilitas, Inc.                                                                                      61,177
                                                                                  --------------------------
          Total internet (9.52%)                                                                  6,555,380
                                                                                  --------------------------

MEDICAL DEVICES:
Aerogen, Inc.                                                                                       225,807
Heartstent Corporation                                                                               91,528
Intratherapeutics, Inc.                                                                           1,433,708

Myelotec, Inc.                                                                                      262,442
Spinal Concepts, Inc.                                                                               260,343
SurVivaLink Corporation                                                                             853,121
Volumetrics Medical Imaging, Inc.                                                                   692,448
                                                                                  --------------------------
          Total medical devices (5.55%)                                                           3,819,397
                                                                                  --------------------------



SEMICONDUCTOR:

Abrizio, Inc.                                                                                     1,152,403
Chameleon Systems, Inc.                                                                           1,685,104
Dynachip Corporation                                                                                473,938
Hotrail (Poseidon Technology, Inc.)                                                                 917,009
iCompression, Inc.                                                                                1,128,810
Ishoni                                                                                              803,361
Lightwave Microsystems Corporation                                                                  282,079
Newport Microsystems, Inc.                                                                        1,295,790
NuCore Technology, Inc.                                                                             641,575
Quantum Effect Design, Inc.                                                                       1,657,340
Quantum 3D, Inc.                                                                                    135,001
Sandcraft, Inc.                                                                                   4,007,258
Silicon Genesis                                                                                   4,042,886
Telecruz Technology, Inc.                                                                           839,767
Transmeta Corporation                                                                             1,974,548
Triscend Corporation                                                                                849,779
                                                                                  --------------------------
          Total semiconductor (31.80%)                                                           21,886,648
                                                                                  --------------------------

SEMICONDUCTOR EQUIPMENT:
Abpac, Inc.                                                                                       2,606,680
Brooks Automation                                                                                 1,113,669
Primaxx                                                                                             390,629
                                                                                  --------------------------
          Total semiconductor equipment (5.97%)                                                   4,110,978
                                                                                  --------------------------

SOFTWARE:
Acme Software, Inc.                                                                                 247,279
CoWare, Inc.                                                                                        414,904
DiCarta                                                                                             385,069
EN2Z (Smart DB)                                                                                   2,041,603
Mineshare, Inc.                                                                                     409,461
Octane Software, Inc.                                                                               523,820

Open Telephone Network, Inc.                                                                        217,188
Optimal Networks, Inc.                                                                              229,882
Personics Software, Inc.                                                                          1,496,502
Softplus                                                                                          1,845,000
Sycon Design, Inc.                                                                                  240,544
0-in Design Automation                                                                              207,803
Zoneworx, Inc.                                                                                      602,747
                                                                                  --------------------------
          Total software (12.87%)                                                                 8,861,802
                                                                                  --------------------------



OTHER:
Offroad Capital Corporation                                                                         635,762
WebVan-Bay Area, Inc.                                                                             2,746,626
                                                                                  --------------------------
          Total other (4.91%)                                                                     3,382,388
                                                                                  --------------------------

                                                                                  --------------------------
Total loans and leases (Cost:  $104,265,637)                                               $    104,165,637
                                                                                  --------------------------


The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 1999, the Fund has unfunded commitments to borrowers of $157.1 million.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                                PERCENTAGE OF
                  INDUSTRY                          WARRANTS AND STOCK           SHAREHOLDERS'
                                                           VALUE              EQUITY (NET ASSETS)
-----------------------------------------------------------------------------------------------
Biotechnology                                                  123,500                   0.18%
Communications equipment                                     4,061,842                   5.90%
Communications service provider                                459,915                   0.67%
Computer and peripherals                                        61,000                   0.09%
Internet                                                     3,779,876                   5.49%
Medical devices                                                 92,600                   0.13%
Software                                                       211,300                   0.30%
Semiconductor                                                  412,900                   0.60%
Semiconductor equipment                                        148,989                   0.22%
Other                                                        3,632,197                   5.28%
-----------------------------------------------------------------------------------------------
            Total warrants and stock value                  12,984,119                  18.86%
-----------------------------------------------------------------------------------------------

3.  EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share includes the dilutive effects of potential common shares (e.g., stock options). The Fund has no outstanding instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.

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

5.  CHANGE IN ACCOUNTING PRINCIPLE

In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. This change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $2,174,665 cumulative effect of the change on prior years is included in income of the three months ended September 30, 1999. The effect of the change on the three months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $13,671,282 ($252.78 per share). The effect of the change on the 6 months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $15,243,570 ($287.50 per share) and net income $17,418,235 ($328.51 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998 had the provisions for management incentive fees had been made in 1998. The effect of the change on the quarter ended September 30, 1999 was to decrease income before cumulative effect of a change in accounting principle $1,572,288 ($30.26 per share) to $7,003,385 ($134.78 per share) and net income $3,746,953 ($72.11 per share) to $4,828,720 ($92.93 per share).

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made six capital calls since inception for a total of 60% of committed capital. Total committed capital as of December 31, 1998 was $110 million when the Fund stopped accepting new subscriptions; a total of $66.0 million has been called.

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

RESULTS OF OPERATIONS -- FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

         Total investment income for the three months ending December 31, 1999 and 1998 was $4.0 million and $1.5 million, respectively, of which $3.9 million and $1.4 million, consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. Total investment income for the fiscal year to date periods ending December 31, 1999 and 1998 was $7.1 million and $2.6 million, respectively, of which $6.9 million and $2.4 million, consisted of interest on venture loans outstanding during the period. The increase in investment income reflects the increase in loans & leases outstanding from December 31, 1998 to December 31, 1999.

         Expenses for the quarters ended December 31, 1999 and 1998 were $1.8 million and $1.1 million, respectively. Management fees were calculated based on committed capital for the first two years of the Fund's life and increased from the prior year as management fees are now calculated based on the Fund's assets, which exceed the $110 million that was used as a basis in the prior year. Interest expense increased to $0.7 million in the period ended December 31, 1999 from $0.3 million in the prior period. This increase was due to an increase in the average debt outstanding. Other operating expenses increased to $0.3 million in the period ended December 31, 1999 from $0.1 million in the prior year. This increase was partly due to increased legal expenses incurred. Expenses declined as a percentage of investment income for the period ended December 31, 1999 from the period ended December 31, 1998 due to the increase in interest income on loans outstanding.

         The Fund experienced an unrealized loss from investment transactions of $1.6 million in the period ended December 31, 1999 as opposed to a loss of $0.3 million in the prior year. The Fund had $67.8 million of realized gains during the quarter ended December 31, 1999 as compared to $1.7 million in the same period in 1998. These gains were generated by sales and distributions of stock in several of the Fund's portfolio companies. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

         Net income for the quarter ended December 31, 1999 increased to $54.8 million compared to $1.7 million for the quarter ended December 31, 1998. Year to date income before the cumulative effect on prior years of a change in accounting principle was $61.8 million as compared to $1.6 million in the previous year. On a per share basis, for the year to date period ended December 31, 1999 and 1998 net income was $1,165.92 and $59.82 respectively.

         In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. This change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $2.2 million cumulative effect of the change on prior years is included in income of the three months ended September 30, 1999. The effect of the change on the three months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $13.7 million ($252.78 per share). The effect of the change on the 6 months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $15.2 million($287.50 per share) and net income $17.4 million ($328.51 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998 had the provisions for management incentive fees had been made in 1998. The effect of the change on the quarter ended September 30, 1999 was to decrease income before cumulative effect of a change in accounting principle $1.6 million ($30.26 per share) to $7.0 million ($134.78 per share) and net income $3.7 million ($72.11 per share) to $4.8 million ($92.93 per share).

LIQUIDITY AND CAPITAL RESOURCES --  DECEMBER 31, 1999 AND JUNE 30, 1999

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at December 31, 1999 and June 30, 1999. As of December 31, 1999 and June 30, 1999, 60% and 40% respectively of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place a $102 million in debt facilities to finance the acquisition of asset-based loans and leases. As of December 31, 1999 and June 30, 1999, $41.4 million and $37.2 million were outstanding under this facility. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At December 31, 1999, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $29.9 million. The effect of these swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing.

         As of December 31, 1999, 5% of the Fund's assets consisted of cash and cash equivalents, compared with 2% as of June 30, 1999. The Fund continued to invest its assets in venture loans and leases during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $53.6 million during the period ended December 31, 1999. Net loan amounts outstanding after amortization increased by approximately $25.9 million. Unfunded commitments increased by approximately $52.7 million.

====================================================================================================================
                                Amount Disbursed         Principal             Balance        Unfunded Commitments
                                                        Amortization         Outstanding
------------------------------ -------------------- --------------------- ------------------- ----------------------
June 30, 1999                  $100.2 million       $21.9 million         $78.3 million       $104.4 million
------------------------------ -------------------- --------------------- ------------------- ----------------------
December 31, 1999              $153.8 million       $49.6 million         $104.2 million      $157.1 million
====================================================================================================================

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

         Although we have not, as yet, suffered material adverse consequences, we cannot assure you we are fully year 2000 compliant. Effects of the year 2000 problem may not yet have surfaced and could result in material adverse consequences in the future. We depend on third-party equipment and services that may not be year 2000 compliant. If year 2000 issues prevent transaction processing, our operations may be adversely affected by unanticipated expenses and exposure to litigation risks. Further, the spending and purchasing patterns of customers or potential customers may be affected by the year 2000 issue as individuals, corporations and government agencies expend significant resources to correct or update their current system for year 2000 compliance. We currently have no formal year 2000 contingency plan. Accordingly, our failure to provide year 2000 compliant solutions could result in financial loss, harm to our reputation and legal liability. The Fund's contingency plan includes switching to vendors that are year 2000 compliant and utilizing backup systems that do not rely on computers. The steps the Fund is taking and intends to take do not guarantee complete success or eliminate the possibility that the Fund will not be adversely affected by the matters related to the year 2000.

PART II -- OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 6.  EXHIBITS
         18.      Letter re change in accounting principles
         27.      Financial Data Schedule

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING II, INC.
(Registrant)


By:      /s/ Ronald W. Swenson               By:      /s/ Salvador O. Gutierrez
   ----------------------------------           -------------------------------
Ronald W. Swenson                            Salvador O. Gutierrez
Chairman and Chief Executive Officer         President
Date:    February 14, 1999                   Date:    February 14, 1999