Form 10-Q
period 2000-03-31
VENTURE LENDING & LEASING II INC
filed 2000-05-15
CIK 1039802

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2000


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                        Commission file number 814-00141

                       VENTURE LENDING & LEASING II, INC.
             (Exact Name of Registrant as specified in its charter)

                MARYLAND                                77-0456589
         --------------------                        ------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation ororganization)                    Identification No.)

             2010 NORTH FIRST STREET, SUITE 310, SAN JOSE, CA 95131
             ------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)

                                 (408) 436-8577
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              CLASS                        OUTSTANDING AS OF APRIL 10, 2000
---------------------------------------    --------------------------------
Common Stock, $.001 par value                          79,926

                 VENTURE LENDING & LEASING II, INC.

                                      INDEX

                                                                                                 PAGE NUMBER
PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Financial Position (Unaudited)                                                3
          March 31, 2000 and June 30, 1999

          Statements of Operations (Unaudited)                                                        4
          Three and nine months ended March 31, 2000 and March 31, 1999

          Statements of Changes in Shareholders' Equity (Unaudited)                                   5
          For the year ended June 30, 1999 and the period ended March 31, 2000

          Statements of Cash Flows (Unaudited)                                                        6
          Nine months ended March 31, 2000 and March 31, 1999

          Notes to Financial Statements                                                          7 - 11

Item 2.   Management's Discussion and Analysis of Financial                                     12 - 15
          Condition and Results of Operations

PART II -- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                        15

Item 6.   Exhibits                                                                                   15

SIGNATURES                                                                                           15

                       VENTURE LENDING & LEASING II, INC.

                  STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


                                                                     March 31, 2000             June 30, 1999
                                                                -------------------------   -----------------------
ASSETS

Loans and leases, at estimated fair value
 (Cost of $128,614,719 and $80,414,104)                                    $ 127,224,719              $ 78,293,229
Investments in securities, at estimated fair value
 (Cost of $3,417,300 and $1,525,015)                                          13,766,648                14,494,863
Cash and cash equivalents                                                     18,305,995                 1,869,908
Other assets                                                                   1,523,829                   189,182
                                                                -------------------------   -----------------------

          Total assets                                                       160,821,191                94,847,182
                                                                =========================   =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Bank loans                                                               56,159,957                37,208,210
     Accrued management & incentive fees                                      19,830,576                   687,500
     Accounts payable and other accrued liabilities                            1,921,671                 1,487,140
                                                                -------------------------   -----------------------
          Total liabilities                                                   77,912,204                39,382,850
                                                                -------------------------   -----------------------

Shareholders' equity:
     Common stock, $.001 par value:
       Authorized - 200,000 shares
       Issued and outstanding - 79,926 and 44,000 shares                              80                        44
     Capital in excess of par value                                           87,999,920                43,999,956
     Distributions                                                           (85,242,041)               (3,047,110)
     Accumulated earnings                                                     80,151,028                14,511,442
                                                                -------------------------   -----------------------
          Total shareholders' equity                                          82,908,987                55,464,332
                                                                -------------------------   -----------------------

          Total liabilities and shareholders' equity                       $ 160,821,191              $ 94,847,182
                                                                =========================   =======================

        The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                         For the Three       For the Three      For the Nine       For the Nine
                                                         Months Ended        Months Ended       Months Ended       Months Ended
                                                        March 31, 2000      March 31, 1999     March 31, 2000     March 31, 1999
                                                        -------------------------------------------------------------------------
INVESTMENT INCOME:

       Interest on loans and leases                           $ 4,711,040       $ 2,113,040      $ 11,561,774        $ 4,535,844
       Interest on short-term investments                         320,365           137,339           606,139            318,530
                                                        -------------------------------------------------------------------------
          Total investment income                               5,031,405         2,250,379        12,167,913          4,854,374
                                                        -------------------------------------------------------------------------

EXPENSES:

      Management fees                                           1,016,803           687,500         2,510,977          2,062,500
      Interest expense                                            926,962           466,922         2,272,470            974,268
      Other operating expenses                                    153,486           106,279           647,795            269,623
                                                        -------------------------------------------------------------------------
          Total expenses                                        2,097,251         1,260,701         5,431,242          3,306,391
                                                        -------------------------------------------------------------------------
          Net investment income                                 2,934,154           989,678         6,736,671          1,547,983
                                                        -------------------------------------------------------------------------

Net change in unrealized gain from investment
transactions                                                   (1,207,625)        1,636,372        (1,889,625)           992,680
Net realized gain from investment transactions                  5,664,263                 -        79,606,312          1,662,488
Incentive management fee                                       (1,395,537)                -       (16,639,107)                 -
                                                        -------------------------------------------------------------------------
Income before cumulative effect of a change in
accounting principle                                          $ 5,995,255       $ 2,626,050      $ 67,814,251        $ 4,203,151
Cumulative effect on prior years (To June 30, 1999)
of change in accounting principle (Note 5)                              -                 -        (2,174,665)                 -
                                                        -------------------------------------------------------------------------
          Net Income                                          $ 5,995,255       $ 2,626,050      $ 65,639,586        $ 4,203,151
                                                        =========================================================================
Amounts per common share:
Income before cumulative effect of a change in
accounting principle                                          $     90.56       $     67.14      $   1,181.76        $   137.58
Cumulative effect on prior years (To June 30, 1999)
of change in accounting principle (Note 5)                              -                 -            (37.90)                -
                                                        -------------------------------------------------------------------------
          Net Income                                          $     90.56       $     67.14      $   1,143.86        $    137.58
                                                        =========================================================================
Weighted average shares outstanding                             66,205.19         39,111.11         57,384.34          30,551.09

Pro Forma amounts assuming the new  method is
applied retroactively (Note 5)
          Net Income                                          $ 5,995,255       $ 2,446,239      $ 67,814,251        $ 4,023,340
          Net Income per common share                         $     90.56       $     62.55      $   1,181.76        $    131.69

         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      FOR THE YEAR ENDED JUNE 30, 1999 AND
                         THE PERIOD ENDED MARCH 31, 2000

                                     COMMON STOCK            CAPITAL IN                          ACCUMULATED
                               -------------------------     EXCESS OF                            EARNINGS
                                   SHARES       AMOUNT       PAR VALUE       DISTRIBUTIONS        (DEFICIT)           TOTAL
                               ------------------------- ----------------- ------------------ -----------------  ----------------
BALANCE, JUNE 30, 1998                 22,000      $ 22       $21,999,978                $ -      $   (485,038)     $ 21,514,962

     Sales of common stock             22,000        22        21,999,978                  -                 -        22,000,000
     Distributions                          -         -                 -         (3,047,110)                -        (3,047,110)
     Net income                             -         -                 -                  -        14,996,480        14,996,480
                               ------------------------- ----------------- ------------------ -----------------  ----------------
BALANCE, JUNE 30, 1999                 44,000        44        43,999,956         (3,047,110)       14,511,442        55,464,332
                               ------------------------- ----------------- ------------------ -----------------  ----------------

     Sales of common stock             35,926        36        43,999,964                  -                 -        44,000,000
     Distributions                          -         -                 -        (82,194,931)                -       (82,194,931)
     Net income                             -         -                 -                  -        65,639,586        65,639,586
                               ------------------------- ----------------- ------------------ -----------------  ----------------
BALANCE, MARCH 31, 2000                79,926      $ 80       $87,999,920      $ (85,242,041)      $80,151,028      $ 82,908,987
                               ------------------------- ----------------- ------------------ -----------------  ----------------

         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       For the Nine Months        For the Nine Months
                                                                       Ended March 31, 1999       Ended March 31, 1999
                                                                      -----------------------   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                  $ 65,639,586                $ 4,203,151
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of deferred assets, net of additions                                (76,623)                    91,698
    Net change in unrealized gain from investment transactions                     1,889,625                   (992,680)
    Net realized gain on investment transactions                                 (79,606,312)                (1,662,489)
    Increase in other assets                                                      (1,258,024)                  (182,232)
    Increase in accounts payable and other accrued
    liabilities and management fees                                               19,577,607                    390,771
                                                                      -----------------------   ------------------------
Net cash provided by operating activities                                          6,165,859                  1,848,219
                                                                      -----------------------   ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of loans and leases                                              (90,921,770)               (56,156,823)
    Principal payments on loans and leases                                        39,809,058                 10,093,694
    Proceeds from sale of securities                                              85,591,770                  1,991,144
    Acquisition of warrants and stock                                             (4,965,646)                  (952,700)
                                                                      -----------------------   ------------------------
         Net cash provided by (used in) investing activities                      29,513,412                (45,024,685)
                                                                      -----------------------   ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Sales of common stock                                                         44,000,000                 22,000,000
    Distributions to shareholders                                                (82,194,931)                (2,046,990)
    Loans from bank                                                               28,000,000                 22,700,000
    Repayment of bank loans                                                       (9,048,253)                         -
                                                                      -----------------------   ------------------------
         Net cash provided by (used in) financing activities                     (19,243,184)                42,653,010
                                                                      -----------------------   ------------------------
         Net increase (decrease) in cash and cash equivalents                     16,436,087                   (523,456)

CASH AND CASH EQUIVALENTS:

    Beginning of period                                                            1,869,908                  7,091,890
                                                                      -----------------------   ------------------------
    End of period                                                               $ 18,305,995                $ 6,568,434
                                                                      =======================   ========================

CASH PAID DURING THE PERIOD FOR:

    Interest                                                                     $ 2,358,473                $   974,268

    Taxes                                                                        $       800                $     1,600

        The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months and nine months ended March 31, 2000 and 1999, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 1999.

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

                                                                                                OUTSTANDING
INDUSTRY                                                                                     MARCH 31, 2000
------------------------------------------------------------------------------------------------------------
BIOTECH:
Aesgen                                                                                       $      864,700
Cellgate, Inc.                                                                                    1,030,158
Ceres, Inc.                                                                                       2,235,852
Genteric, Inc.                                                                                      197,408
Protein Delivery Inc.                                                                               334,409
Zyomyx, Inc.                                                                                      1,821,760
                                                                                  --------------------------
         Total biotech (7.82%)                                                                    6,484,287
                                                                                  --------------------------

COMMUNICATION EQUIPMENT:
Amber Networks                                                                                    2,160,405
Cisco Systems                                                                                     2,643,571
Corvis Corporation                                                                                6,806,548
Cosine Communications, Inc.                                                                       2,204,656
Cyras Systems, Inc.                                                                               4,634,796
Jetcell, Inc.                                                                                       615,923
Longboard                                                                                           757,717


MetroOptics                                                                                       2,712,460
Nishan Systems                                                                                    1,401,673
Optical Solutions                                                                                 3,250,328
Ramp Networks, Inc.                                                                               4,760,555
Taqua Systems                                                                                     2,940,358
Telera                                                                                            1,494,141
Vxtel                                                                                               559,990
                                                                                  --------------------------
         Total communications equipment (44.56%)                                                 36,943,121
                                                                                  --------------------------


COMMUNICATIONS SERVICE PROVIDER:
Applicast, Inc.                                                                                   1,216,329
Colo.Com                                                                                            310,730
Digital Generation Systems,  Inc.                                                                 2,776,940
Equinix                                                                                           6,225,614
Exodus Communications, Inc.                                                                       1,948,512
IasiaWorks                                                                                          410,113
Jamcracker                                                                                        1,062,336
USInternetworking, Inc.                                                                           6,365,016
                                                                                  --------------------------
         Total communications service provider (24.50%)                                          20,315,590
                                                                                  --------------------------

COMPUTERS AND PERIPHERALS:
Das Devices, Inc. (APM)                                                                              60,000
Intera Systems, Inc.                                                                                226,895
Zayante                                                                                              80,530
                                                                                  --------------------------
         Total computers and peripherals (0.44%)                                                    367,425
                                                                                  --------------------------

INTERNET:
Adforce                                                                                             167,411
Backflip, Inc.                                                                                    1,309,186
BeVocal                                                                                             217,267
Dodots, Inc.                                                                                      1,086,562
EchoOnline                                                                                           92,809
Eletter, Inc.                                                                                     1,401,719
Google, Inc.                                                                                      5,478,852
Keynote Systems, Inc.                                                                               330,113
NetRatings, Inc.                                                                                    231,417
Private Express                                                                                     394,342
Tradec.Com                                                                                          338,994
Vividence                                                                                            58,753
                                                                                  --------------------------
         Total internet (13.40%)                                                                 11,107,425
                                                                                  --------------------------

MEDICAL DEVICES:
Aerogen, Inc.                                                                                       180,904
Heartstent Corporation                                                                               84,246


Intratherapeutics, Inc.                                                                           1,640,352
Myelotec, Inc.                                                                                      235,626
Spinal Concepts, Inc.                                                                               238,455
SurVivaLink Corporation                                                                             760,676
Volumetrics Medical Imaging, Inc.                                                                   692,448
                                                                                  --------------------------
         Total medical devices (4.62%)                                                            3,832,707
                                                                                  --------------------------

PHOTONICS:
Novalux                                                                                           1,642,695
New Focus, Inc.                                                                                     526,115
Lightwave Microsystem Corporation                                                                   252,265
Newport Microsystems, Inc.                                                                        1,654,088
                                                                                  --------------------------
         Total photonics (4.92%)                                                                  4,075,163
                                                                                  --------------------------

SEMICONDUCTOR:
Abrizio, Inc.                                                                                     1,070,466
Chameleon Systems, Inc.                                                                           2,378,947
Hotrail                                                                                             819,534
iCompression, Inc.                                                                                2,724,646
Ishoni                                                                                            2,355,062
Nucore Technology, Inc.                                                                             600,656
Quantum Effect Design, Inc.                                                                       1,536,678
Quantum3D, Inc.                                                                                     111,948
Sandcraft, Inc.                                                                                   3,671,641
Silicon Genesis                                                                                   3,920,148
TeleCruz Technology, Inc.                                                                         1,222,377
Transmeta Corporation                                                                             1,838,021
Triscend Corporation                                                                                801,735
                                                                                  --------------------------
         Total semiconductor (27.80%)                                                            23,051,859
                                                                                  --------------------------

SEMICONDUCTOR EQUIPMENT:
Abpac, Inc.                                                                                       1,387,923
Brooks Automation                                                                                 1,013,155
Primaxx                                                                                             393,503
                                                                                  --------------------------
         Total semiconductor equipment (3.37%)                                                    2,794,581
                                                                                  --------------------------

SOFTWARE:
Broad Daylight                                                                                      478,851
CoWare, Inc.                                                                                        394,277
Dicarta                                                                                             755,542
EN2Z                                                                                              1,896,904
Mineshare, Inc.                                                                                     328,987
Octane Software, Inc.                                                                               487,167
Open Telephone Network, Inc.                                                                        206,732


Optimal Networks                                                                                    347,295
Personics Software, Inc.                                                                          1,713,579
Steeleye Technology                                                                               2,892,716
Sycon Design, Inc.                                                                                  222,425
Xpede                                                                                             4,609,811
Zero-In Design Automation, Inc.                                                                     187,191
Zoneworx                                                                                            563,572
                                                                                  --------------------------
         Total software (18.19%)                                                                 15,085,049
                                                                                  --------------------------

OTHER:
Offroad Capital Corporation                                                                         606,968
WebVan                                                                                            2,560,544
                                                                                  --------------------------
         Total other (3.82%)                                                                      3,167,512
                                                                                  --------------------------

                                                                                  --------------------------
Total loans and leases                                                                     $    127,224,719
                                                                                  --------------------------


The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2000, the Fund has unfunded commitments to borrowers of $188 million.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                         PERCENTAGE OF
                                              WARRANTS AND STOCK         SHAREHOLDERS'
                  INDUSTRY                          VALUE             EQUITY (NET ASSETS)
-----------------------------------------------------------------------------------------------
    Biotechnology                                   $   153,500                   0.18%
    Communications equipment                          4,470,044                   5.39%
    Communications service provider                     519,247                   0.62%
    Computer and peripherals                             15,000                   0.02%
    Internet                                          1,226,224                   1.48%
    Medical devices                                     104,600                   0.13%
    Photonics                                           130,900                   0.16%
    Software                                            515,541                   0.62%
    Semiconductor                                     4,133,829                   4.98%
    Semiconductor equipment                             320,499                   0.39%
    Other                                             2,177,264                   2.63%
                                              -------------------------------------------------
Total warrants and stock value                      $13,766,648                  16.60%
                                              =================================================

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

5.       CHANGE IN ACCOUNTING PRINCIPLE

In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $2,174,665 cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999. The effect of the change on the 3 months ended March 31, 2000 was to decrease income before cumulative effect of a change in accounting principle $1,395,537 ($21.08 per share). The effect of the change on the 9 months ended March 31, 2000 was to decrease income before cumulative effect of a change in accounting principle $16,639,107 ($289.96 per share) per share and net income $18,813,772 ($327.86 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998 had the provisions for management incentive fees had been made in 1998. The effect of the change on the quarter ended Sept 30, 1999 was to decrease income before cumulative effect of a change in accounting principle $1,572,288 ($30.26 per share) to $7,003,385 ($134.78 per share) and net income $3,746,953 ($72.11 per share)
to $4,828,720 ($92.93 per share).

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made eight capital calls since inception for a total of 80% of committed capital. Total committed capital as of December 31, 1998 was $110 million when the Fund stopped accepting new subscriptions; a total of $88.0 million has been called.

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

RESULTS OF OPERATIONS -- FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

         Total investment income for the three months ending March 31, 2000 and 1999 was $5.0 million and $2.3 million, respectively, of which $4.7 million and $2.1 million, consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. Total investment income for the fiscal year to date periods ending March 31, 2000 and 1999 was $12.2 million and $4.9 million, respectively, of which $11.6 million and $4.5 million, consisted of interest on venture loans outstanding during the period. The increase in investment income reflects the increase in loans & leases outstanding from March 31, 1999 to March 31, 2000.

         Expenses for the quarters ended March 31, 2000 and 1999 were $2.1 million and $1.3 million, respectively. Management fees were calculated based on committed capital for the first two years of the Fund's life and increased from the prior year as management fees are now calculated based on the Fund's assets, which exceed the $110 million that was used as a basis in the prior year. Interest expense increased to $0.9 million in the three months ended March 31, 2000 from $0.5 million in the prior year period. This increase was largely due to an increase in the average debt outstanding. Other operating expenses increased to $0.2 million in the three months ended March 31, 2000 from $0.1 million in the prior year. This increase was partly due to increased legal, audit, and tax preparation expenses incurred. Expenses declined as a percentage of investment income for the three months ended March 31, 2000 from the corresponding period ended March 31, 1999 due to the increase in interest income on loans outstanding. Expenses for the nine months ended March 31, 2000 increased by $2.1 million compared to the same period in 1999. This increase was attributed to increased interest expense and management fees. The reasons for these increases are consistent with the explanations above.

         The Fund experienced reduction in unrealized gain from investment transactions of $1.2 million in the quarter ended March 31, 2000 as opposed to an increase of $1.6 million in the prior year. The Fund had $5.7 million of realized gains during the quarter ended March 31, 2000 whereas there were no realized gains in the same period in 1999. These gains were generated by sales and distributions of stock in four of the Fund's portfolio companies. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

         Net income for the quarter ended March 31, 2000 increased to $6.0 million compared to $2.6 million for the quarter ended March 31, 1999. Income before the cumulative effect on prior years of a change in accounting principle for the nine months ended March 31, 2000 was $67.8 million as compared to $4.2 million in the previous year. On a per share basis, for the nine months ended March 31, 2000 and 1999 net income before the cumulative effect on prior years of a change in accounting principle was $1,181.76 and $137.58 respectively.

         In the 2nd quarter of fiscal year end June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $2.2 million cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999. The effect of the change on the 3 months ended March 31, 2000 was to decrease income before cumulative effect of a change in accounting principle $1.4 million ($21.08 per share). The effect of the change on the 9 months ended March 31, 2000 was to decrease income before cumulative effect of a change in accounting principle $16.6 million ($289.96 per share) and net income $18.8 million ($327.86 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for incentive compensation that would have been made in 1998 had the provisions for management incentive fees had been made in 1998. The effect of the change on the quarter ended Sept 30, 1999 was to decrease income before cumulative effect of a change in accounting principle $1.6 million ($30.26 per share) to $7.0 million ($134.78 per share) and net income $3.7 million ($72.11 per share) to $4.8 million ($92.93 per share).

LIQUIDITY AND CAPITAL RESOURCES --  MARCH 31, 2000 AND JUNE 30, 1999

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at March 31, 2000 and June 30, 1999. As of March 31, 2000 and June 30, 1999, 80% and 40%
respectively of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place $102 million in debt facilities to finance the acquisition of asset-based loans and leases. As of March 31, 2000 and June 30, 1999, $56.2 million and $37.2 million were outstanding under these facilities. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At March 31, 2000, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $26.8 million. The effect of these swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing.

         As of March 31, 2000, 11% of the Fund's assets consisted of cash and cash equivalents, compared with 2% as of June 30, 1999. The Fund continued to invest its assets in venture loans and leases during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $90.9 million during the nine month period ended March 31, 2000. Net loan amounts outstanding after amortization increased by approximately $48.9 million. Unfunded commitments increased by approximately $84.0 million.

============================== ==================== ===================== =================== ======================
                                    Amount                Principal             Balance              Unfunded
                                  Disbursed              Reductions           Outstanding           Commitments
------------------------------ -------------------- --------------------- ------------------- ----------------------
June 30, 1999                  $100.2 million       $21.9 million         $ 78.3 million      $104.4 million
------------------------------ -------------------- --------------------- ------------------- ----------------------
March 31, 2000                 $191.1 million       $63.9 million         $127.2 million      $188.4 million
============================== ==================== ===================== =================== ======================

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

VENTURE LENDING & LEASING II, INC.
(Registrant)

By:    /S/ RONALD W. SWENSON              By:      /S/ SALVADOR O. GUTIERREZ
       ----------------------------                ---------------------------
Ronald W. Swenson                         Salvador O. Gutierrez
Chairman and Chief Executive Officer      President
Date:    May 15, 2000                     Date:    May 15, 2000