Form 10-K
period 2000-06-30
VENTURE LENDING & LEASING II INC
filed 2000-09-28
CIK 1039802

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM _______ TO _______

                        Commission File Number 814-00141
                       VENTURE LENDING & LEASING II, INC.
             (Exact name of registrant as specified in its charter)

         MARYLAND                                      77-0456589
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K:
          ---

As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 2000 was 90,529.88.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                                                                 10-K PART
--------------------                                                                                 ---------
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting
of Shareholders to be held November 15, 2000                                                            III

PART I

ITEM 1.  BUSINESS.

INTRODUCTION.

         Venture Lending & Leasing II, Inc. ("Fund") is a closed-end, non-diversified management investment company electing status as a business development company ("BDC") under the Investment Company Act of 1940 ("1940 Act"). The Fund's investment objective is to achieve a high total return. The Fund provides asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans, installment sales contracts or equipment leases. The Fund receives warrants to acquire equity securities in connection with its portfolio investments. The Fund's Investment Manager is Westech Investment Advisors, Inc. ("Westech Advisors" or the "Manager"). Siguler Guff Advisers, LLC ("Adviser to the Manager") will act as adviser to Westech Advisors with respect to its administrative duties to the Fund. The fund was incorporated in Maryland on May 19, 1997.

         The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made ten capital calls from inception through August 31, 2000 for a total of 100% of committed capital. Total committed capital as of June 30, 2000 was $110 million; a total of $99.0 million has been called as of June 30, 2000.

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

         VENTURE LOANS AND LEASES. Venture loans generally consist of a promissory note secured by the equipment or other assets of the borrower. The Fund generally obtains a security interest in the assets financed and receives periodic payments of interest and principal, and generally receives a final payment constituting additional interest at the end of the transaction's term. Venture leases consist of a lease from the Fund to the lessee of the assets to be financed, with periodic payments of rent and, in most cases, with a put option to sell the assets to the borrower at the end of the lease term for a predetermined or formula price. The interest rate and amortization terms of venture loans, the rental rate and put provisions of leases and all other transaction terms are individually negotiated between the Fund and each borrower or lessee. Because the Fund seeks to qualify as a "regulated investment company" ("RIC") under the Internal Revenue Code of 1986 ("Internal Revenue Code"), provisions of the Internal Revenue Code restrict the terms upon which the Fund may enter into venture leases and the extent to which venture leases may be used, and the Fund anticipates structuring the majority of its transactions as venture loans.

         Typically, loans or leases are structured as commitments by the Fund to finance assets of the borrower or lessee over a specified period of time. The commitment of the Fund to finance future asset acquisitions is typically subject to the absence of any default under the loan or lease and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired. Although the Fund's commitments generally provide that the Fund is not required to continue to fund additional assets if there is a material adverse change in the borrower's or lessee's financial condition, it is possible that a borrower's or lessee's financial condition will not be as strong at the time the Fund finances an asset acquisition as it was at the time the commitment was entered into.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Fund's security holders during the last quarter of the fiscal year ended June 30, 2000.

EXECUTIVE OFFICERS OF THE FUND

         The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.

NAME AND POSITION WITH FUND         AGE       OCCUPATION DURING PAST FIVE YEARS
Ronald W. Swenson, Director,        55        President and Director,  Westech Investment  Advisors since 1994, and
Chairman and Chief Executive                  President and Director, Western Technology Investments since 1980.
Officer

NAME AND POSITION WITH FUND         AGE       OCCUPATION DURING PAST FIVE YEARS
Salvador O. Gutierrez, Director,    57        Senior Vice  President  and  Director,  Westech  Investment  Advisors
President                                     since 1994, and Senior Vice President,  Western Technology Investment
                                              since 1987.

George W. Siguler, Executive Vice   53        Managing  Director,  Siguler Guff  Advisers & affiliates  since 1995;
President and Advisory Director               Managing Director of Mitchell Hutchins  Institutional  Investors from
                                              1991 to 1995. Director and President, Associated Capital Advisers, Inc.
                                              (investment management firm) from 1990 to 1991, Vice Chairman and a director of Monarch Capital Corporation (financial services holding company) from 1984 to 1991.

Brian R. Best                       34        Vice President,  Westech Investment  Advisors since 1999;  Associate,
Vice President, CFO, and Secretary            Westech Investment Advisors since 1997

Donald P. Spencer, Vice President   45        Managing  Director,  Siguler Guff Advisers and affiliates since 1995;
and Assistant Secretary                       Senior  Vice  President  (and  other  positions),  Mitchell  Hutchins
                                              Institutional Investors and affiliates from 1989 to 1995.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

         The approximate number of holders of record of the Fund's Common Stock at September 15, 2000 was 108.

         The Fund has established a policy of declaring dividends on a quarterly basis, with the most recent dividend being paid on July 28, 2000 to holders of record on June 30, 2000, in the amount of $67.39 per share. See "Dividends and Distributions" under Item 1 for a description of the Fund's dividend policies.

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

                                                           For the Year Ended        For the Year Ended        From Inception,
                                                             June 30, 2000              June 30, 1999       September 15, 1997 To
                                                                                                                June 30, 1998
Statement of Operations Data:
Investment Income:

       Interest on Loans and Leases                              $16,526,496               $7,412,772           $      945,610
       Interest on Short-Term investments                            810,453                  384,656                  270,369
                                                               ----------------         ----------------        --------------
              Total Investment Income                             17,336,949                7,797,428                1,215,979

Expenses:

       Management Fee to Managers                                  3,655,548                2,750,000                2,183,048
       Interest Expense                                            3,358,265                1,469,923                  195,143
       Other Expenses                                                944,296                  409,764                  245,173
                                                               ----------------         ----------------         ---------------
              Total Expenses                                       7,958,109                4,629,687                2,623,364
                                                               ----------------         ----------------         ---------------
Net Investment Income (Loss)                                       9,378,840                3,167,741               (1,407,385)

Net Change in Unrealized Gain From Investment Transactions         2,559,583               10,205,281                  643,692
Net Realized Gain From Investment Transactions                    82,956,596                1,623,458                  278,655
Incentive Fee                                                    (18,779,301)                      --                       --
                                                               ----------------         ----------------       ----------------
    Income (Loss) before cumulative effect of change in
     accounting principle                                         76,115,718               14,996,480                 (485,038)
                                                               ================         ================       ================

Cumulative effect of change in accounting principle               (2,174,665)                      --                       --

                                                               ----------------         ---------------        -----------------
Net Income (Loss)                                                $73,941,053              $14,996,480                 (485,038)
                                                               ================         ===============        =================



AMOUNTS PER COMMON SHARE:
   Income (Loss) before cumulative effect of change in
     accounting principle                                          $1,183.35                 $442.32                    ($38.70)
   Cumulative effect of change in accounting principle                (33.81)                      -                          -

                                                               ================         ================        =================
              Net Income (Loss)                                    $1,149.54                 $442.32                    ($38.70)
                                                               ================         ================        ================

Weighted Average Shares Outstanding                                   64,322                  33,904                     12,534
                                                               ================         ================        =================


Balance Sheet Data:                                         AS OF JUNE 30, 2000       AS OF JUNE 30, 1999     AS OF JUNE 30, 1998
                                                            -------------------       -------------------     -------------------

Total Assets                                                    $183,131,473             $94,847,182                $31,603,724
Bank Loans                                                       $65,024,316             $37,208,210                  9,008,210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS -- YEARS ENDED JUNE 30, 2000 AND 1999

         Total investment income for the periods ended June 30, 2000 and June 30, 1999 was $17.3 million and $7.8 million, respectively, of which $16.5 million and $7.4 million, respectively, consisted of interest on venture loans outstanding. Remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases, distributions to shareholders or application to the Fund's expenses. The increase in investment income reflects the increase in loans & leases outstanding from June 30, 1999 to June 30, 2000 of $78.0 million and a slight increase in the average yield on loans funded during the period ended June 30, due to an increase in general interest rates.

         Expenses for the years ended June 30, 2000 and 1999 were $8.0 million and $4.6 million, respectively. Management fees are calculated based on committed capital for the first two years of the Fund's life and thereafter as a percentage of Fund assets. Management fees increased from $2.8 million to $3.7 million because of the different methodology for calculating fees as the Fund passed its second anniversary. Interest Expense increased to $3.4 million in the year ended June 30, 2000 from $1.5 million in the prior year. This increase was due mostly to an increase in the average debt outstanding as well as, to a lesser extent, rising interest rates. Other operating expenses increased to $0.9 million in the year ended June 30, 2000 from $0.4 million in the prior year. This increase was due to increased legal, auditing and tax services as well as an increase in bank related costs. Expenses declined as a percentage of investment income for the year ended June 30, 2000 from the year ended June 30, 1999 due to the increase in interest income on loans outstanding.

         The Fund experienced a decrease in unrealized gains from investment transactions of $2.6 million in the year ended June 30, 2000 as opposed to an increase of $10.2 million in the prior year. This decrease was predominately due to the realization of previously unrealized warrant gains through exercising the warrants and ultimate sale of the securities. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

         Included in unrealized gain from investment transactions for the year ended June 30, 2000, is an unrealized loss on loans and leases of $0.3 million. This amount represents a reduction in the estimated fair value of loans and leases determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors. The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed. As of June 30, 2000 and 1999 the Fund had loan balances outstanding of $3.5 million and $3.6 million respectively to borrowers that were carried on a nonaccrual basis. Foregone interest income on nonaccrual loans for the years ended June 30, 2000 and 1999 was $209,000 and $131,000 respectively.

         The Fund experienced an increase in realized gains during the year ended June 30, 2000 of $81.3 million from June 30, 1999 of $1.6 million which was predominately due to the Fund's sale of stock in various companies.

         Net income for the period ended June 30, 2000 increased to $73.9 million from the year ended June 30, 1999 of $15.0 million. On a per share basis, for the years ended June 30, 2000 and 1999 net income before cumulative effect was $1,183 and $442 respectively, and net income was $1,150 and $442 respectively.

LIQUIDITY AND CAPITAL RESOURCES --  JUNE 30, 2000 AND JUNE 30, 1999

         Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $110 million at June 30, 2000 and 1999. As of June 30, 2000 and 1999, 90% and 40% of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place a $52 million revolving debt facility to finance the acquisition of asset-based loans and leases. As of June 30, 2000, $15.0 million was outstanding under this facility, compared with $37.2 million as of June 30, 1999. During the year ended June 30, 2000 the Fund also put in place a $50 million securitzation debt facility. As of June 30, 2000, $50 million was outstanding on this facility. The Fund entered into interest rate swap transactions to hedge its interest rate on the securitization debt facility. At June 30, 2000, the fund had entered into an interest swap transaction with a total notional principal of $50 million. At June 30, 1999, the Fund had no interest rate swap transactions outstanding. The effect of swap transactions is to convert the variable commercial paper rate into a fixed rate on the contract notional value.

         As of June 30, 2000, 3% of the Fund's assets consisted of cash and cash equivalents, compared with 2% as of June 30, 1999. The Fund continued to invest its assets in venture loans and leases during the year. Amounts disbursed under the Fund's loan commitments increased by approximately $135.0 million during the year ended June 30, 2000. Net loan amounts outstanding after amortization increased by approximately $78.0 million. Unfunded commitments increased by approximately $59.5 million.

============================== ==================== ===================== =================== ======================
                                                          Principal             Balance
Year Ending                      Amount Disbursed       Amortization          Outstanding      Unfunded Commitments
------------------------------ -------------------- --------------------- ------------------- ----------------------
June 30, 2000                  $235.2 million       $78.9 million         $156.3 million      $171.3 million
------------------------------ -------------------- --------------------- ------------------- ----------------------
June 30, 1999                  $100.2 million       $21.9 million         $78.3 million       $111.8 million
============================== ==================== ===================== =================== ======================

         Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid. It is the company's experience that not all unfunded commitments will be used by borrowers.

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

JUNE 30, 2000 (UNAUDITED)

                                                                      Three Months Ended
                                             ----------------- ---------------- ----------------- -----------------
                                              September 30,     December 31,         March 31,         June 30,
                                                   1999             1999               2000              2000
                                             ----------------- ---------------- ----------------- -----------------
Investment Income:
   Interest on Loans and Leases                    $2,996,175       $3,854,559        $4,711,040        $4,964,722
   Interest on Short-Term Investments                  92,464          193,310           320,365           204,314
                                                       ------          -------           -------           -------
       Total Investment Income                      3,088,639        4,047,869         5,031,405         5,169,036
                                                    ---------        ---------         ---------         ---------
Expenses:
   Management Fee to the Managers                     693,151          801,022         1,016,803         1,144,572
   Interest Expense                                   635,281          710,227           926,962         1,085,795
   Other Expense                                      239,002          255,308           153,486           296,500
                                                      -------          -------           -------           -------
      Total Expenses                                1,567,434        1,766,557         2,097,251         2,526,867
                                                    ---------        ---------         ---------         ---------
Net Investment Income                              $1,521,205       $2,281,312        $2,934,154        $2,642,169
Net Unrealized Gain (Loss) From Investment
Transactions                                          873,427       (1,555,427)       (1,207,625)        4,449,208
Net Realized Gain From Investment
Transactions                                        6,181,041       67,761,009         5,664,263         3,350,283
Incentive Fee                                      (1,572,288)     (13,671,282)       (1,395,537)       (2,140,194)
                                                  -----------     ------------       -----------       -----------
Income before cumulative effect of change
in accounting principle                             7,003,385       54,815,612         5,995,255         8,301,466


Cumulative Effect of change in accounting
  principle                                        (2,174,665)              --                --                --
                                                  -----------     ------------       -----------       -----------

Net Income                                         $4,828,720      $54,815,612        $5,995,255        $8,301,466
                                                   ==========      ===========        ==========        ==========
Amount per common share:

Income before cumulative effect of change
  in accounting principle                             $165.04        $1,013.54            $90.56            $97.34
Cumulative Effect of change in accounting
  principle                                            (41.85)              --                --                --
                                                  -----------     ------------       -----------       -----------

Net Income Per Share                                  $123.19        $1,013.54            $90.56            $97.34
                                                      =======        =========            ======            ======
Weighted Average Shares Outstanding                    51,960           54,083            66,205            85,286
                                                       ======           ======            ======            ======

JUNE 30, 1999 (UNAUDITED)

                                                                      Three Months Ended
                                                               ---------------- ----------------- -----------------
                                              September 30,     December 31,     March 31, 1999       June 30,
                                                   1998             1998                                1999
                                             ----------------- ---------------- ----------------- -----------------
Investment Income:

   Interest on Loans and Leases                    $1,013,442       $1,409,361        $2,113,040        $2,876,929
   Interest on Short-Term Investments                  72,807          108,384           137,339            66,126
                                                       ------          -------           -------            ------
       Total Investment Income                      1,086,249        1,517,745         2,250,379         2,943,055
                                                    ---------        ---------         ---------         ---------
Expenses:
   Management Fee to the Managers                     687,500          687,500           687,500           687,500
   Interest Expense                                   159,861          347,484           466,922           495,655
   Other Expense                                       66,732           96,613           106,279           140,141
                                                       ------           ------           -------           -------
      Total Expenses                                  914,093        1,131,597         1,260,701         1,323,296
                                                      -------        ---------         ---------         ---------
Net Investment Income                                $172,156         $386,148          $989,678        $1,619,759
Net Unrealized Gain (Loss) From Investment
Transactions                                         (336,692)        (307,000)        1,636,372         9,212,601
Net Realized Gain (Loss) From Investment
Transactions                                                -        1,662,489                 -           (39,031)
                                                   ----------       ----------        ----------       -----------
Net Income (Loss)                                   $(164,536)      $1,741,637        $2,626,050       $10,793,329
                                                   ==========       ==========        ==========       ===========
Net Income (Loss) Per Share                           $(7.48)           $56.68            $67.14           $245.30
                                                      =======           ======            ======           =======
Average Shares Outstanding                             22,000           30,728            39,111            44,000
                                                       ======           ======            ======            ======


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement for the Annual Meeting of Shareholders to be held November 15, 2000 ("2000 Proxy Statement") under the caption "Proposal 1 -- To Elect Seven Directors of the Fund" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is contained in the Fund's 2000 Proxy Statement under the caption "Proposal 2 -- To Elect Seven Directors of the Fund" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the Fund's 2000 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the Fund's 2000 Proxy Statement under the captions: "Other Information -- Managers" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1. INDEX TO FINANCIALS STATEMENTS AND FINANCIAL STATEMENT
         SCHEDULES

                                                                                       Page
                                                                                       ----
Report of Independent Public Accountants                                                F2

Statements of Financial Position as of June 30, 2000 and 1999                           F3

Statements of Operations for the Years ended June 30, 2000 and 1999                     F4

Statements of Changes in Shareholders' Equity for the Years ended June 30, 2000
and 1999                                                                                F5

Statements of Cash Flows for the Years ended June 30, 2000 and 1999                     F6

Notes to Financial Statements                                                           F7

Financial Statement Schedules for the Years Ended June 30, 2000 and 1999 included in Item 14(d):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)   2. EXHIBITS

Exhibit
Number               Exhibit Title
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

27         Financial Data Schedule

(b)        REPORTS ON FORM 8-K

The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING II, INC.

(Registrant)

By:  /s/ Ronald W. Swenson                   By:  /s/ Brian R. Best
     -------------------------                    -------------------------
Ronald W. Swenson                            Brian R. Best

Chairman and Chief Executive Officer         Chief Financial Officer
Date:    September 28, 2000                  Date:    September 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                                        TITLE                     DATE
By:      /s/ Arthur Aeder                                 Director             September 28, 2000
         -----------------------------------
Arthur Aeder

By:      /s/ John F. Cogan                                 Director            September 28, 2000
         -----------------------------------
John F. Cogan

By:      /s/ Salvador O. Gutierrez                  President & Director       September 28, 2000
         -----------------------------------
Salvador O. Gutierrez

By:      /s/ S. Allan Johnson                             Director             September 28, 2000
         -----------------------------------
S. Allan Johnson

By:      /s/ Louis Moelchert                              Director             September 28, 2000
         -----------------------------------
Louis Moelchert

By:      /s/ Ronald W. Swenson                         CEO & Director          September 28, 2000
         -----------------------------------
Ronald W. Swenson

By:      /s/ George H. Von Gehr                           Director             September 28, 2000
         -----------------------------------
George H. Von Gehr

                       VENTURE LENDING & LEASING II, INC.

                         INDEX TO FINANCIALS STATEMENTS

                                                                                             Page
                                                                                             ----
Report of Independent Public Accountants                                                      15

Statements of Financial Position as of June 30, 2000 and 1999                                 16

Statements of Operations for the Year ended June 30, 2000 and 1999                            17

Statements of Changes in Shareholders' Equity for the Year ended June 30, 2000 and 1999       18

Statements of Cash Flows for the Year ended June 30, 2000 and 1999                            19

Notes to Financial Statements                                                                 20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Venture Lending & Leasing II, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing II, Inc. (a Maryland corporation) as of June 30, 2000 and 1999, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing II, Inc. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As explained in Note 11 to the financial statements, effective October 1, 1999, the Fund changed its method of accounting for incentive management fees.

San Francisco, California,
   August 23, 2000

                       VENTURE LENDING & LEASING II, INC.

                        STATEMENTS OF FINANCIAL POSITION
                          AS OF JUNE 30, 2000 AND 1999

                                                                                               2000             1999
                                                                                          ---------------- ---------------
                                         ASSETS

Loans and leases, at estimated fair value (cost: $158,723,975 and $80,414,104 in
   2000 and 1999, respectively)                                                            $ 156,293,975    $ 78,293,229
Investments in securities, at estimated fair value (cost: $4,080,486 and $1,525,015
   in 2000 and 1999, respectively)                                                            19,919,042      14,494,863
Cash and cash equivalents                                                                      6,226,455       1,869,908
Other assets                                                                                     692,001         189,182
                                                                                          ---------------- ---------------
                Total assets                                                               $ 183,131,473    $ 94,847,182
                                                                                          ================ ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Bank loans                                                                              $  65,024,316    $ 37,208,210
   Accrued management and incentive fees                                                      22,107,359         687,500
   Accounts payable and other accrued liabilities                                              2,312,625       1,487,140
                                                                                          ---------------- ---------------
                Total liabilities                                                             89,444,300      39,382,850
                                                                                          ---------------- ---------------
Shareholders' equity:
   Common stock, $0.001 par value:
     Authorized--200,000 shares
     Issued and outstanding--90,530 and 44,000 shares in 2000 and 1999, respectively                  91              44
   Capital in excess of par value                                                             98,999,909      43,999,956
   Accumulated distributions                                                                 (93,765,322)     (3,047,110)
   Accumulated earnings                                                                       88,452,495      14,511,442
                                                                                          ---------------- ---------------
                Total shareholders' equity                                                    93,687,173      55,464,332
                                                                                          ---------------- ---------------
                Total liabilities and shareholders' equity                                 $ 183,131,473    $ 94,847,182
                                                                                          ================ ===============



        The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                               2000             1999
                                                                                          ---------------- ---------------
INVESTMENT INCOME:
   Interest on loans and leases                                                            $  16,526,496    $  7,412,772
   Interest on short-term investments                                                            810,453         384,656
                                                                                          ---------------- ---------------
                Total investment income                                                       17,336,949       7,797,428
                                                                                          ---------------- ---------------
EXPENSES:
   Management fees                                                                             3,655,548       2,750,000
   Interest expense                                                                            3,358,265       1,469,923
   Other operating expenses                                                                      944,296         409,764
                                                                                          ---------------- ---------------
                Total expenses                                                                 7,958,109       4,629,687
                                                                                          ---------------- ---------------
                Net investment income                                                          9,378,840       3,167,741
NET CHANGE IN UNREALIZED GAIN FROM INVESTMENTS                                                 2,559,583      10,205,281

NET REALIZED GAIN FROM INVESTMENTS                                                            82,956,596       1,623,458

INCENTIVE FEE                                                                                (18,779,301)             --
                                                                                          ---------------- ---------------
            Income before cumulative effect of a change in accounting principle               76,115,718      14,996,480

CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN ACCOUNTING
 PRINCIPLE (Note 11)                                                                          (2,174,665)             --
                                                                                          ---------------- ---------------
                Net income                                                                 $  73,941,053    $ 14,996,480
                                                                                          ================ ===============

AMOUNTS PER COMMON SHARE:
   Income before cumulative effect of a change in accounting principle                       $1,183.35         $442.32
   Cumulative effect on prior years of change in accounting principle (Note 11)                 (33.81)             --
                                                                                          ================ ===============
                Net income                                                                   $1,149.54         $442.32
                                                                                          ================ ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                                                           64,322           33,904

PRO FORMA AMOUNTS ASSUMING THE NEW METHOD IS APPLIED RETROACTIVELY (Note 11):
     Net income                                                                            $  76,115,718    $ 12,821,815
     Net income per common share                                                             $1,183.35        $378.18



        The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                       COMMON STOCK        CAPITAL IN                      ACCUMULATED
                                   ---------- ----------   EXCESS OF                        EARNINGS
                                    SHARES     AMOUNT      PAR VALUE      DISTRIBUTION      (DEFICIT)          TOTAL
                                   ---------- ---------- --------------- --------------- ---------------- ----------------
BALANCE, JUNE 30, 1998               22,000      $22      $ 21,999,978    $           -   $    (485,038)   $  21,514,962
   Sales of common stock             22,000       22        21,999,978                -               -       22,000,000
   Net income                             -        -                 -                -      14,996,480       14,996,480
   Distribution                           -        -                 -       (3,047,110)              -       (3,047,110)
                                   ---------- ---------- --------------- --------------- ---------------- ----------------
BALANCE, JUNE 30, 1999               44,000       44        43,999,956       (3,047,110)     14,511,442       55,464,332
   Sales of common stock             46,530       47        54,999,953                -               -       55,000,000
   Net income                             -        -                 -                -      73,941,053      (90,718,212)
   Distribution                           -        -                 -      (90,718,212)              -       73,941,053
                                   ---------- ---------- --------------- --------------- ---------------- ----------------
BALANCE, JUNE 30, 2000               90,530     $ 91      $ 98,999,909    $ (93,765,322)  $  88,452,495    $  93,687,173
                                   ========== ========== =============== =============== ================ ================



        The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                              2000             1999
                                                                                        ----------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            $   73,941,053    $  14,996,480
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred assets, net of additions                                          (40,302)          54,639
     Net realized gain from investments                                                     (82,956,596)      (1,623,458)
     Net change in unrealized gain from investments                                          (2,559,583)     (10,205,281)
     Decrease (increase) in other assets                                                       (462,519)          39,371
     Net increase in accounts payable, other accrued liabilities, and management fees        22,245,345        1,094,088
                                                                                        ----------------- ----------------
                Net cash provided by operating activities                                    10,167,398        4,355,839
                                                                                        ----------------- ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of loans and leases                                                         (134,976,136)     (74,843,966)
   Principal payments on loans and leases                                                    53,754,169       17,198,306
   Acquisition of warrants and stocks                                                        (5,731,754)      (1,104,200)
   Proceeds from sale of securities                                                          49,623,594        2,019,149
                                                                                        ----------------- ----------------
                Net cash used in investing activities                                       (37,330,127)     (56,730,711)
                                                                                        ----------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock                                                                     55,000,000       22,000,000
   Cash distribution to shareholders                                                        (51,296,830)      (3,047,110)
   Loan from bank                                                                            39,946,234       28,200,000
   Repayment of bank loans                                                                  (12,130,128)               -
                                                                                        ----------------- ----------------
                Net cash provided by financing activities                                    31,519,276       47,152,890
                                                                                        ----------------- ----------------
                Net increase (decrease) in cash and cash equivalents                          4,356,547       (5,221,982)
CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                          1,869,908        7,091,890
                                                                                        ----------------- ----------------
   End of year                                                                           $    6,226,455    $   1,869,908
                                                                                        ================= ================

CASH PAID DURING THE YEAR FOR INTEREST                                                   $    3,348,938    $   1,449,102
NONCASH TRANSACTIONS: Distributions of investment securities to shareholders                 39,421,382                -



        The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                          NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing, II, Inc. (the Fund) was incorporated in Maryland on May 19, 1997, as a nondiversified closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on September 15, 1997, the Fund had no operations other than the sale to Westech Investment Advisors, Inc. (Westech Advisors) of 50 shares of common stock, $0.001 par value, for $50,000. As of June 30, 2000, the Fund has met the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986 and filed for such registration.

A portion of the costs incurred in connection with the organization of the Fund were paid initially by Westech Advisors; however, the Fund reimbursed Westech Advisors for such costs and paid other organizational costs directly, which totaled $198,202 as of June 30, 1998. This amount was deferred and is being amortized on the straight-line basis over a period of 60 months from the date the Fund commenced operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF ACCOUNTING

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, demand deposits in banks, and repurchase agreements with original maturities of 90 days or less.

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

Substantially all of the Fund's investment securities are warrants and stock. Most of the Fund's securities are restricted and cannot be sold publicly without prior agreement with the issuer to register the securities under the Securities and Exchange Act of 1933 (the 1933 Act), or by selling the securities under Rule 144 or other rules under the 1933 Act, which permit only limited sales under specified conditions.

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

Restricted equity securities for which a public market exists are valued at a discount with reference to the market price for unrestricted equity securities of the same issuers. The discount for these equity securities takes into consideration the following factors: the nature of the market in which the securities are traded, the existence and terms of any registration rights, the proportion of the issuer's securities held by the Fund, and other factors that may affect their fair value. As the restriction period and other restrictive factors decrease, the discount applied to the securities also decreases.

NONACCRUAL LOANS

The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the valuation of loans and leases.

Loans classified as nonaccrual amounted to $3,530,372 and $3,577,327 at June 30, 2000 and 1999, respectively. If interest on these loans had been accrued, such income would have been $208,587 and $131,489 during the years ended June 30, 2000 and 1999, respectively.

COMMITMENT FEES

Unearned income and commitment fees on loans and leases are recognized using the effective-interest method over the term of the loan or lease. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is included in unearned income and is recognized as described above.

INTEREST RATE SWAPS

The Fund enters into interest rate swap transactions to manage interest rate exposures on its debt. Net interest receivable or payable on the swap transactions is included in interest expense. Gains or losses that result from the early termination of swap agreements are deferred and amortized over the remaining term of the associated debt as additional interest expense. Interest rate swaps that do not qualify as hedges are marked to market.

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

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity.

3. SUMMARY OF INVESTMENTS:

Loans and leases generally are made to borrowers pursuant to commitments whereby the Fund commits to finance the borrower up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2000 and 1999, the Fund's investments in loans and leases are entirely within the United States and are diversified among the following industries. The percentage of net assets (shareholders' equity) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans and leases. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

                                                                            2000            1999
                                                                        -------------- ---------------
Biotech:
   Aesgen, Inc.                                                          $  1,737,299   $          -
   Cellgate, Inc.                                                             941,617        985,670
   Ceres, Inc.                                                              2,083,664      2,629,681
   Genteric, Inc.                                                             178,709        247,806
   Metamorphix, Inc.                                                                -        461,124
   Nobex Corporation (Protein Delivery, Inc.)                                 769,012        406,090
   Origen Therapeutics, Inc.                                                  443,226              -
   Zyomyx, Inc.                                                             1,690,040              -
                                                                        -------------- ---------------
                Total biotech (8.4% and 8.5% of net assets)                 7,843,567      4,730,371
                                                                        -------------- ---------------

                                                                            2000            1999
                                                                        -------------- ---------------
Communications equipment:
   Amber Networks, Inc.                                                  $  2,031,887   $          -
   Cisco Systems (Cerent Corporation)                                       2,337,260      3,485,087
   Cisco Systems (Jetcell, Inc.)                                              603,647        141,711
   Corvis Corporation                                                       6,329,606      4,946,667
   Cosine Communications, Inc.                                              1,963,665      2,877,889
   Cyras Systems, Inc.                                                      4,237,707      3,109,424
   Juniper Networks, Inc.                                                           -      2,013,991
   Longboard (Magellan Network Systems, Inc.)                                 680,940        970,463
   Metro-Optix, Inc.                                                        3,148,898              -
   Nishan Systems, Inc.                                                     2,722,886              -
   Optical Solutions, Inc.                                                  3,320,862              -
   Ramp Networks, Inc.                                                      4,301,897      5,734,230
   Taqua Systems, Inc.                                                      2,913,934              -
   Vx Tel, Inc.                                                               515,232              -
                                                                        -------------- ---------------
                Total communications equipment (37.5%
                  and 42.0%)                                               35,108,421     23,279,462
                                                                        -------------- ---------------
Communications service providers:
   Applicast, Inc. (Plenan Systems, Inc.)                                   1,125,574        340,859
   Colo.com                                                                   296,126              -
   Digital Generation Systems, Inc.                                                 -      3,844,383
   Equinix, Inc.                                                            5,891,032              -
   Exodus Communications, Inc.                                              1,688,299      2,666,032
   IASIA Works, Inc. (Aunet, Inc.)                                            355,549        556,793
   Jamcracker, Inc.                                                         3,090,862              -
   NewEdge Networks Corp.                                                   3,752,776              -
   Telera, Inc.                                                             2,308,729              -
   UM Communications, Inc.                                                  9,278,082              -
   USInternetworking, Inc.                                                  5,723,121      8,142,353
                                                                        -------------- ---------------
                Total communications service providers
                  (35.8% and 28.0%)                                        33,510,150     15,550,420
                                                                        -------------- ---------------
Computers and peripherals:
   Applied Magnetics Corporation (DAS Devices, Inc.)                           60,000      1,523,657
   Intera Systems, Inc.                                                       208,403        269,820
   New Focus, Inc.                                                                  -        672,601
   Quantum 3D                                                                  87,664        177,732
   Svision, Inc.                                                                    -        432,469
   Zayante, Inc.                                                               74,999              -
                                                                        -------------- ---------------
                Total computers and peripherals (0.5%
                  and 5.5%)                                                   431,066      3,076,279
                                                                        -------------- ---------------

                                                                            2000            1999
                                                                        -------------- ---------------
Internet:
   Adforce                                                               $    144,336   $    231,236
   Backflip, Inc.                                                           1,267,541              -
   Be Vocal, Inc.                                                           2,773,904              -
   Do Dots, Inc.                                                            1,108,656              -
   Eletter, Inc.                                                            1,325,289              -
   Google                                                                   5,144,393              -
   Keynote Systems Incorporated                                               293,690        427,026
   Netratings                                                                 209,928        280,669
   Private Express.com                                                        375,600              -
   Quin Street, Inc.                                                          475,824              -
   Tradec.com                                                                 317,966              -
   Vividence Corporation                                                      195,575              -
                                                                        -------------- ---------------
                Total Internet (14.6% and 1.7%)                            13,632,702        938,931
                                                                        -------------- ---------------
Medical devices:
   Aerogen, Inc.                                                              134,198        310,481
   Heartstent Corporation                                                      76,618        275,896
   Intratherapeutics, Inc.                                                  1,500,437      1,041,318
   Myelotec, Inc.                                                             207,650        312,785
   Pi Medical, Inc.                                                            23,894              -
   Spinal Concepts, Inc.                                                      215,712        301,684
   Survivalink Corporation                                                    664,789      1,028,178
   Vascular Innovations, Inc.                                                 338,373              -
   Volumetrics Medical Imaging, Inc.                                          692,449        789,158
                                                                        -------------- ---------------
                Total medical devices (4.1% and 7.3%)                       3,854,120      4,059,500
                                                                        -------------- ---------------
Photonics:
   LightLogic, Inc.                                                         4,917,608              -
   Lightwave Microsystems Corporation                                         221,240        338,263
   New Focus, Inc.                                                            472,949              -
   Newport Communications, Inc.                                             1,902,753              -
   Novalux, Inc.                                                            1,583,761              -
                                                                        -------------- ---------------
                Total photonics (9.7% and 0.6%)                             9,098,311        338,263
                                                                        -------------- ---------------
Semiconductors:
   Abrizio                                                                    985,688      1,171,064
   Chameleon Systems, Inc.                                                  2,554,727        970,419
   Dynachip Corporation                                                             -        586,543
   Hot Rail, Inc. (Poseidon Technology, Inc.)                                 718,041      1,100,547
   Icompression, Inc.                                                       2,615,481        809,689
   Ishoni Networks                                                          4,344,341              -
   Matrix Semiconductor, Inc.                                                 875,548              -
   nDSP Corporation                                                           959,454              -
   Nucore Technology, Inc.                                                  1,094,617        639,961
   Quantum Effect Design, Inc.                                              1,410,938      1,903,126
   Sandcraft, Inc.                                                          3,322,575              -
   Telecruz Technology, Inc.                                                1,741,824      1,001,503
   Transmeta Corporation                                                    1,692,610      1,979,639
   Triscend Corporation                                                       751,839        722,150
                                                                        -------------- ---------------
                Total semiconductors (24.6% and 19.6%)                     23,067,683     10,884,641
                                                                        -------------- ---------------

                                                                            2000            1999
                                                                        -------------- ---------------
Semiconductor equipment:
   Abpac, Inc.                                                           $    347,924   $  2,567,231
   Brooks Automations, Inc. (Smart Machines, Inc.)                            908,780      1,303,689
   Obsidian, Inc.                                                                   -      4,736,824
   Primaxx Corporation                                                        394,324              -
   Silicon Genesis Corporation                                              6,100,001              -
   Torrex Equipment Corporation                                               857,334              -
                                                                        -------------- ---------------
                Total semiconductor equipment (9.2% and 15.5%)              8,608,363      8,607,744
                                                                        -------------- ---------------
   Software:
      Broad Daylight, Inc. (Acme Software, Inc.)                              872,943        278,273
      CoWare, Inc.                                                            368,971        240,630
      di Carta, Inc.                                                          716,756              -
      E.piphany                                                               448,865              -
      Mineshare, Inc.                                                         300,439        464,367
      On Demand, Inc.                                                       1,108,301              -
      Open Telephone Networks, Inc.                                           195,741              -
      Optimal Networks                                                        321,883              -
      Personic Software, Inc.                                               1,607,782        791,991
      Steeleye Technology, Inc.                                             2,784,051              -
      Sycon Design, Inc.                                                      203,616        274,814
      Taviz Technology, Inc. (EN2Z Corporation, Smart DB)                   1,746,226        882,167
      Ten North, Inc.                                                         793,913              -
      0-in Design Automation Inc.                                             249,318        246,625
      Xpede, Inc.                                                           4,984,918              -
      Zoneworks, Inc. (Zone Automation, Inc.)                               1,009,130        201,560
                                                                        -------------- -------------
                   Total software (18.9% and 6.1%)                         17,712,853      3,380,427
                                                                        -------------- -------------
   Other:
      Lumenare                                                                489,455              -
      Offroad Capital                                                         570,162        349,315
      WebVan-Bay Area, Inc.                                                 2,367,122      3,097,876
                                                                        -------------- -------------
                   Total other (3.7% and 6.2%)                              3,426,739      3,447,191
                                                                        -------------- -------------
                   Total loans and leases (cost: $158,723,975
                     and $80,414,104)                                   $ 156,293,975  $ 78,293,229
                                                                        ============== =============

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2000 and 1999, the Fund has unfunded commitments to borrowers of $171,334,762 and $111,791,987, respectively.

Included in the net change in unrealized gain from investment transactions for the years ended June 30, 2000 and 1999, is an unrealized loss on loans and leases of $309,125 and $2,120,875, respectively. This amount represents a reduction in the estimated fair value of loans and leases determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors.

The Fund's investments in warrants are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                                     2000
                                                                       ---------------------------------
                                                                                         PERCENTAGE OF
                                                                            VALUE         NET ASSETS
                                                                       ---------------- ----------------
Photonics:
   New Focus                                                             $  5,988,168         6.4%
   Other photonics                                                            160,900         0.2
                                                                       ---------------- ----------------
                Total photonics                                             6,149,068         6.6
Communications service providers                                              633,919         0.7
Other warrants                                                              4,249,484         4.5
                                                                       ---------------- ----------------
                Total warrants (cost: $2,531,400)                        $ 11,032,471        11.8%
                                                                       ================ ================


                                                                                     1999
                                                                       ---------------------------------
                                                                                         PERCENTAGE OF
                                                                            VALUE         NET ASSETS
                                                                       ---------------- ----------------
Communications service providers:
   USInternetworking, Inc.                                               $  6,630,414        11.9%
   Other communications service providers                                      96,000         0.2
                                                                       ---------------- ----------------
                Total communications service providers                      6,726,414        12.1
                                                                       ---------------- ----------------
Communications equipment:
   Ciena                                                                    3,200,974         5.8
   Juniper Networks, Inc.                                                   3,253,767         5.9
   Other communications equipment                                             290,000         0.5
                                                                       ---------------- ----------------
                Total communications equipment                              6,744,741        12.2
                                                                       ---------------- ----------------
Other warrants                                                                919,050         1.7
                                                                       ---------------- ----------------
                Total warrants (cost: $1,501,500)                        $ 14,390,205        26.0%
                                                                       ================ ================

The Fund's investments in stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals, as follows:

                                                                             2000
                                                        ----------------------------------------------
                                                                                       PERCENTAGE OF
                                                          SHARES          VALUE         NET ASSETS
                                                        ------------ ---------------- ----------------
Semiconductors                                            115,303       $ 5,763,508         6.2%
Other common stock                                        166,064         3,123,063         3.3
                                                        ------------ ---------------- ----------------
           Total common stock (cost:
             $1,549,086)                                  281,367       $ 8,886,571         9.5%
                                                        ============ ================ ================

4. WARRANTS AND STOCK:

At June 30, 2000 and 1999, the Fund held warrants to purchase shares of common and preferred stock in 87 and 59 companies, respectively, of which 5 and 7, respectively, were publicly traded. The warrants issued by private companies whose equity securities do not have a readily ascertainable market value are carried at a minimal value assigned at the time of acquisition. These warrants had a value of $2,378,400 and $1,077,050 at June 30, 2000 and 1999,
respectively. The following is a summary of the activity for investments in warrants and investments in stocks for the years ended June 30, 2000 and 1999:

                                                              2000              1999
                                                         ---------------- -----------------
Investments in warrants:
   Balance, beginning of year                             $ 14,390,205      $    487,850
     Net acquisition of warrants                             1,835,100         1,016,700
     Conversion of warrants to stock                          (680,750)           (3,500)
     Write-off of warrants                                    (124,000)                -
     Net change in unrealized gain                          (4,388,084)       12,889,155
                                                         ---------------- -----------------
   Balance, end of year                                   $ 11,032,471      $ 14,390,205
                                                         ================ =================


Investments in stocks:
   Balance, beginning of year                             $    104,658      $    972,347
     Net acquisition of stock                                3,896,657                 -
     Conversion of warrants to stock                           680,750            23,965
     Cost basis of stock sold                               (3,052,286)         (328,655)
     Net change in unrealized gain                           7,256,792          (562,999)
                                                         ---------------- -----------------
   Balance, end of year                                   $  8,886,571      $    104,658
                                                         ================ =================

5. LONG-TERM DEBT FACILITY:

As of June 30, 2000 and 1999, the Fund had in place a revolving credit warehouse facility to finance the acquisition of asset-based loans and leases. The Fund was eligible to borrow up to $52 million as of June 30, 2000 and 1999. Outstanding balances bear interest at either the financial institution's prime rate or 1.25 percent above LIBOR, which at June 30, 2000 and 1999, was 6.684 percent and 6.486 percent, respectively. The Fund pays a commitment fee of 0.25 percent annually on the total average amount of unused commitment with respect to this facility.

Borrowings under the facility are collateralized by the assets financed by the Fund under loans and leases with assignment to the financial institution plus other assets of the Fund.

As of June 30, 2000 and 1999, the fund had $15.0 million and $37.2 million outstanding, under this facility.

The Fund also has in place a $50 million securitization debt facility to finance the acquisition of asset-based loans and leases. The principal balance is a 42-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. The balance amortizes on a monthly basis. At June 30, 2000, there was $50 million outstanding under this facility. The interest rate on this facility varies monthly and is calculated as the bank's rate for commercial paper on the date of reconciliation plus .55 percent. At June 30, 2000, this rate was 6.7875 percent.

The required aggregate debt principal payments for the remaining four years are as follows:

                                     PRINCIPAL
                 YEAR                 PAYMENTS
               ---------------  -------------------
                 2001               $ 16,257,794
                 2002                 20,814,736
                 2003                 11,615,886
                 2004                  1,311,584
                                -------------------
                                    $ 50,000,000
                                ===================

6. INTEREST RATE SWAPS:

The fund enters into interest rate swap transactions to hedge its interest rate on the securitization debt facility. The net interest received or paid on the transactions is included in interest expense.

At June 30, 2000, the Fund had interest swap transactions outstanding with a total notional principal amount of $50 million to convert floating rate liabilities to fixed rates as follows:

- Notional amount of $45 million whereby the Fund pays a fixed rate of 6.78 percent, while the financial institution pays a floating 30-day commercial paper rate. Payments are made monthly and terminate on July 25, 2003.

- Notional amount of $5 million whereby the Fund pays a fixed rate of 6.78 percent, while the financial institution pays a floating 30-day commercial paper rate. This portion of the swap agreement is an interest rate cap and is only paid from the bank to the Fund when the variable rate exceeds the fixed rate. When interest rates are lower than 6.78 percent, no extra interest is paid by the Fund. Payments are made monthly and terminate on July 25, 2003.

7. CAPITAL STOCK:

As of June 30, 2000 and 1999, there are 200,000 shares of $0.001 par value common stock authorized, and 90,530 and 44,000 shares are issued and outstanding, respectively.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least 15 days before payment is due. Based on $110 million of subscriptions received by the final closing during December 1997, $11 million in unfunded and uncalled capital commitments remained outstanding as of June 30, 2000.

8. EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no preferred stock or instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.

9. MANAGEMENT:

Westech Advisors serves as the Fund's investment manager, and Siguler Guff Advisers, L.L.C. (the Adviser) serves as adviser to Westech Advisors with respect to Westech Advisors' administrative duties to the Fund. As compensation for their services to the Fund, Westech Advisors and the Adviser, together, will receive a management fee (the Management Fee) at an annual rate of 2.5 percent of the Fund's committed capital, computed and paid quarterly for the first two years following the Fund's initial private offering and at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter. Fees of $3,655,548 and $2,750,000 were recognized for the years ended June 30, 2000 and 1999, respectively.

In addition to the Management Fee, Westech Advisors and the Adviser (the Managers) will together receive a monthly incentive fee (the Incentive Fee) after shareholders have received a return of funds (Payout) equal to the following: (a) cumulative dividends and distributions equal to 100 percent of all amounts paid, as of the date of calculation, by shareholders to the Fund (and not including placement fees paid to the placement agent by certain of the shareholders) for the purchase of shares plus (b) a preferred return on all amounts contributed, as of the date of calculation, equal to an 8 percent cumulative noncompounded annual return on such amounts. After Payout has been achieved, all amounts available to be paid as dividends and distributions to shareholders in accordance with the Fund's distribution policies will be distributed as follows: 80 percent as dividends to the Fund's shareholders and 20 percent to the Managers as the Incentive Fee. The Incentive Fee shall not be paid until the Fund is no longer permitted to make capital calls under the subscription agreements or irrevocably waives any right to do so. The Incentive Fee expense for the years ended June 30, 2000 and 1999, was $20,953,966 and $0, respectively (see Note 11). There were no payments to the Managers based on the Fund's distribution policies for the years ended June 30, 2000 and 1999.

Certain officers and directors of the Fund also serve as officers and directors of Westech Advisors and Siguler Guff Advisers, L.L.C.

10. FUTURE FINANCIAL ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

11. CHANGE IN ACCOUNTING PRINCIPLE:

In the second quarter of the fiscal year ended June 30, 2000, the Fund changed its method of accounting for its Incentive Fee. The previous method was to record the Incentive Fee as the Fund became legally obligated. The new method is to record the Incentive Fee based on the Fund's current income. According to the management of the Fund, this change was made to more closely match the Incentive Fee to current performance. The new method has been applied to Incentive Fee calculations of prior years. The $2,174,665 cumulative effect of the change on prior years is included in net income for the year ended June 30, 2000. The effect of the change on the year ended June 30, 2000, was to decrease income before cumulative effect of a change in accounting principle by $18,779,301 ($291.96 per share).

The pro forma amounts presented with the results of operations for the years ended June 30, 2000 and 1999, reflect the effect of retroactive application of the Incentive Fee had the provision for Incentive Fees been made during these periods.

12. SUBSEQUENT EVENT:

In August 2000, the Fund called an additional $11 million, or 10 percent, of committed capital from its shareholders, bringing the total commitments called to $110 million. After collection of the $11 million called in August, no capital commitments will remain.