Form 10-Q
period 2000-09-30
VENTURE LENDING & LEASING II INC
filed 2000-11-14
CIK 1039802

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2000


[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                        Commission file number 814-00141

                       Venture Lending & Leasing II, Inc.
                       ----------------------------------
             (Exact Name of Registrant as specified in its charter)

           Maryland                                            77-0456589
         ------------                                        --------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
            or organization)                              Identification No.)

             2010 North First Street, Suite 310, San Jose, Ca 95131
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (408) 436-8577
                    ----------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


              Class                        Outstanding as of October 12, 2000
--------------------------------           ----------------------------------
Common Stock, $.001 par value                        101,159



                                            VENTURE LENDING & LEASING II, INC.

                                                           INDEX

                                                                                                   PAGE NUMBER
PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Financial Position (Unaudited)                                                3
             September 30, 2000 and June 30, 2000

             Statements of Operations (Unaudited)                                                        4
             Three months ended September 30, 2000 and 1999

             Statements of Changes in Shareholders' Equity (Unaudited)                                   5
             For the year ended June 30, 2000 and the period ended September 30, 2000

             Statements of Cash Flows (Unaudited)                                                        6
             Three months ended September 30, 2000 and 1999

             Notes to Financial Statements                                                          7 - 12

Item 2.      Management's Discussion and Analysis of Financial                                     13 - 15
             Condition and Results of Operations

Item 3.      Quantitative & Qualitative Disclosure About Market Risk                                    15

PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings                                                                          17

Item 2.      Changes in Securities & Use of Proceeds                                                    17

Item 3.      Defaults upon Senior Securities                                                            17

Item 4.      Submission of Matters to a Vote of Security Holders                                        17

Item 5.      Other Information                                                                          17

Item 6.      Exhibits                                                                                   17


SIGNATURES                                                                                              17


                       VENTURE LENDING & LEASING II, INC.

                  STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


                                                                   September 30, 2000           June 30, 2000
                                                                -------------------------   -----------------------
ASSETS

Loans and leases, at estimated fair value
   (Cost of $180,586,903 and $158,723,975)                              $    178,156,902          $    156,293,975
Investments in securities, at estimated fair value
   (Cost of $4,175,256 and $4,080,486)                                        73,407,975                19,919,042
Cash and cash equivalents                                                     11,670,471                 6,226,455
Other assets                                                                  10,134,665                   692,001
                                                                -------------------------   -----------------------

          Total assets                                                       273,370,013               183,131,473
                                                                =========================   =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Bank loans                                                               84,213,894                65,024,316
     Accrued management & incentive fees                                      35,833,896                22,107,359
     Accounts payable and other accrued liabilities                            1,808,747                 2,312,625
                                                                -------------------------   -----------------------

          Total liabilities                                                  121,856,537                89,444,300
                                                                -------------------------   -----------------------

Shareholders' equity:
     Common stock, $.001 par value:
       Authorized - 200,000 shares
       Issued and outstanding - 101,159 and 90,530 shares                            101                        91
     Capital in excess of par value                                          109,999,899                98,999,909
     Distributions                                                           (99,866,130)              (93,765,322)
     Accumulated earnings                                                    141,379,606                88,452,495
                                                                -------------------------   -----------------------
          Total shareholders' equity                                         151,513,476                93,687,173
                                                                -------------------------   -----------------------

          Total liabilities and shareholders' equity                    $    273,370,013          $    183,131,473
                                                                =========================   =======================


         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                                 2000                  1999
                                                                                      -----------------------------------------
INVESTMENT INCOME:
       Interest on loans and leases                                                         $  6,070,648           $ 2,996,175
       Interest on short-term investments                                                        241,145                92,464
                                                                                      -----------------------------------------
          Total investment income                                                              6,311,793             3,088,639
                                                                                      -----------------------------------------

EXPENSES:
      Management fees                                                                          1,707,688               693,151
      Interest expense                                                                         1,571,159               647,264
      Other operating expenses                                                                   126,756               227,018
                                                                                      -----------------------------------------
          Total expenses                                                                       3,405,603             1,567,433
                                                                                      -----------------------------------------
          Net investment income                                                                2,906,190             1,521,206
                                                                                      -----------------------------------------
Net change in unrealized gain from investment transactions                                    53,220,095               873,427
Net realized gain from investment transactions                                                 9,973,118             6,181,041
Incentive management fee                                                                     (13,172,292)           (1,572,288)
                                                                                      -----------------------------------------

Income before cumulative effect of a change in accounting principle                         $ 52,927,111           $ 7,003,386
Cumulative effect on prior years of change in accounting principle (Note 5)                            -            (2,174,665)
                                                                                      -----------------------------------------
          Net Income                                                                        $ 52,927,111           $ 4,828,721
                                                                                      =========================================

Amounts per common share:
Income before cumulative effect of a change in accounting principle                         $     554.22           $    134.78
Cumulative effect on prior years of change in accounting principle (Note 5)
                                                                                                       -                (41.85)
                                                                                      -----------------------------------------
          Net Income                                                                        $     554.22           $     92.93
                                                                                      =========================================
Weighted average shares outstanding                                                               95,498                51,960

Pro Forma amounts assuming the new method is applied retroactively (Note 5)
          Net Income                                                                        $ 52,927,111           $ 7,003,386
          Net Income per common share                                                       $     554.22           $    134.78


         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                      FOR THE YEAR ENDED JUNE 30, 2000 AND
                       THE PERIOD ENDED SEPTEMBER 30, 2000


                                     COMMON STOCK            CAPITAL IN                           ACCUMULATED
                                 ----------------------      EXCESS OF                             EARNINGS
                                  SHARES       AMOUNT        PAR VALUE        DISTRIBUTIONS        (DEFICIT)            TOTAL
                                 ---------------------- ------------------- -----------------  ------------------ ------------------
BALANCE, JUNE 30, 1999                44,000     $  44       $  43,999,956     $  (3,047,110)     $   14,511,442      $  55,464,332

     Sales of common stock            46,530        47          54,999,953                 -                   -         55,000,000
     Distributions                         -         -                   -       (90,718,212)                  -        (90,718,212)
     Net income                            -         -                   -                 -          73,941,053         73,941,053
                                 ---------------------- ------------------- -----------------  ------------------ ------------------
BALANCE, JUNE 30, 2000              $ 90,530     $  91       $  98,999,909     $ (93,765,322)     $   88,452,495      $  93,687,173
                                 ---------------------- ------------------- -----------------  ------------------ ------------------

     Sales of common stock            10,629        10          10,999,990                 -                   -         11,000,000
     Distributions                         -         -                   -        (6,100,808)                  -         (6,100,808)
     Net income                            -         -                   -                 -          52,927,111         52,927,111
                                 ---------------------- ------------------- -----------------  ------------------ ------------------
BALANCE, SEPTEMBER 30, 2000          101,159     $ 101       $ 109,999,899     $ (99,866,130)      $ 141,379,606      $ 151,513,476
                                 ====================== =================== =================  ================== ==================


         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                             2000              1999
                                                                       ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $ 52,927,111       $ 8,575,673
   Adjustments to reconcile net income to net cash used in operating activities:
   Amortization of deferred assets, net of additions                            36,324             2,707
   Net change in unrealized gain from investment transactions              (53,394,163)         (873,427)
   Net realized gain on investment transactions                             (9,973,118)       (6,181,041)
   Increase in other assets                                                 (9,478,987)       (3,568,480)
   Increase (decrease) in accounts payable and other accrued
   liabilities and management fees                                          13,222,659            (8,801)
                                                                       ----------------   ---------------
      Net cash used in operating activities                                 (6,660,174)       (2,053,369)
                                                                       ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of loans and leases                                         (37,701,003)      (23,483,801)
   Principal payments on loans and leases                                   15,838,075        14,354,971
   Proceeds from sale of securities                                         10,536,514         6,342,216
   Acquisition of warrants and stock                                          (658,166)       (2,475,963)
                                                                       ----------------   ---------------
      Net cash used in investing activities                                (11,984,580)       (5,262,577)
                                                                       ----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock                                                    11,000,000        11,000,000
   Distributions to shareholders                                            (6,100,808)       (1,164,240)
   Payment of bank loan expenses                                                     -           (50,000)
   Loans from bank                                                          20,000,000                 -
   Repayment of bank loans                                                    (810,422)                -
                                                                       ----------------   ---------------
      Net cash provided by financing activities                             24,088,770         9,785,760
                                                                       ----------------   ---------------
      Net increase in cash and cash equivalents                              5,444,016         2,469,814

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                       6,226,455         1,869,908
                                                                       ----------------   ---------------
   End of period                                                          $ 11,670,471       $ 4,339,722
                                                                       ================   ===============
CASH PAID DURING THE PERIOD FOR:
   Interest                                                               $  1,561,410       $ 1,449,102

NONCASH TRANSACTIONS:
   Unrealized loss on hedging activities                                  $    174,068       $         -


         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the three months ended September 30, 2000 and 1999, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2000.

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


APPLICATION SERVICE PROVIDERS
  Applicast                         $ 1,030,924
  Jamcracker                          3,938,288
  USInternetworking                   5,054,754
                                    -----------
         SUBTOTAL:      6.6%        $10,023,966


BIOTECHNOLOGY
  Aesgen                            $ 2,565,110
  Cellgate                              849,235
  Ceres                               1,925,547
  Genteric                              159,233
  Nobex                                 720,441




  Origen Therapeutics                   786,871
  Zyomyx                              3,331,869
                                    -----------

         SUBTOTAL:      6.8%        $10,338,306




COMMUNICATIONS EQUIPMENT
  Amber Networks                    $ 3,219,256
  Cisco Systems [Cerent]              2,020,591
  Cisco Systems [JetCell]               569,579
  Corvis                              5,832,663
  Cosine Communications               1,713,854
  Cyras                               3,825,470
  Longboard                             601,019
  Metro-OptiX                         2,946,454
  Nexsi                               3,188,198
  Nishan Systems                      3,594,235
  Optical Solutions                   3,398,254
  Procket Networks                      654,554
  Ramp Networks                       3,825,226
  Taqua                               2,750,265
  VxTel                               1,471,885
                                    -----------

         SUBTOTAL:     26.1%        $39,611,503


COMMUNICATIONS SERVICE PROVIDERS
  Colo.com                          $   280,666
  Equinix                             5,543,077
  Exodus                              1,416,796
  iAsiaWorks                            297,878
  NewEdge Networks                    5,661,545
  Telera                              3,173,315
  UM Communications                   8,681,681
                                    -----------

         SUBTOTAL:     16.5%        $25,054,958


COMPUTERS & PERIPHERALS
  BeeLine Networks                  $   133,069
  DAS Devices                            60,000
  Intera Systems                        189,088
  Quantum3D                              64,014
  Zayante                                69,176
                                    -----------

         SUBTOTAL:      0.3%        $   515,347


INTERNET
  Adforce                           $   120,296
  Backflip                            2,013,057
  BeVocal                             2,609,915
  Coremetrics                         1,098,220



  DoDots                              1,217,377
  ECtone                                355,940
  Eletter                             1,246,234
  Google                              8,713,249
  Keynote Systems                       255,829
  NetRatings                           $187,570
  Postini                               458,225
  PrivateExpress                        350,341
  QuinStreet                          3,373,255
  Tradec.com                            296,007
  Viquity                               220,298
  Vividence                           1,031,357
                                    -----------

         SUBTOTAL:     15.5%        $23,547,170


MEDICAL DEVICES
  Aerogen                           $    85,616
  HeartStent                             68,626
  IntraTherapeutics                   1,354,299
  Myelotec                              178,463
  Pi Medical                             23,368
  SurVivaLink                           565,333
  Vascular Innovations                  318,538
  Volumetrics                           692,448
                                    -----------

         SUBTOTAL:      2.2%        $ 3,286,691


OTHER
  AtomicTangerine                   $   861,106
  Lumenare                              460,455
  OffRoad Capital                       531,871
  Webvan                              2,166,070
                                    -----------

         SUBTOTAL:      2.7%        $ 4,019,502


PHOTONICS
  LightLogic                        $ 4,505,834
  Lightwave Microsystems                188,957
  New Focus                             417,454
  Newport Communications              1,825,613
  Novalux                             2,853,980
  Tsunami Optics                        554,929
                                    -----------

         SUBTOTAL:      6.8%        $10,346,767


SEMICONDUCTOR EQUIPMENT
  Abpac                             $   173,597
  Brooks Automation                     800,396
  Primaxx                               370,251
  Silicon Genesis                     5,793,178





  Torrex                              1,140,864
                                    -----------

         SUBTOTAL:      5.5%        $ 8,278,286




SEMICONDUCTORS
  Abrizio                           $   897,966
  Chameleon                           3,537,928
  HotRail                               612,359
  iCompression                        2,424,109
  Ishoni Networks                     5,143,239
  Matrix Semiconductor                2,208,010
  nDSP                                1,523,831
  NuCORE                              1,030,577
  Sandcraft                           2,959,502
  TeleCruz                            2,254,156
  Transmeta                           1,540,910
  Triscend                              700,022
                                    -----------

         SUBTOTAL:     16.4%        $24,832,609

SOFTWARE
  Believe                           $   197,251
  Broad Daylight                        821,167
  CoWare                                699,634
  diCarta                               852,588
  E.piphany [Octane Software]           408,841
  MineShare                             270,688
  North Systems                         810,750
  OnDemand                            1,242,552
  Open Telephone Networks               184,189
  Personic Software                   1,491,035
  Steeleye Technology                 3,321,525
  Sycon Design                          184,091
  Taviz Technology                    1,589,318
  Xpede                               4,959,063
  Zero-In Design                        228,097
  Zoneworx                            1,041,008
                                    -----------

         SUBTOTAL:     12.1%        $18,301,797


          TOTAL:      117.6%       $178,156,902


At September 30, 2000 there were 3 companies classified as non-accrual for $3.4 million, of which $2.4 million has been reserved.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2000, the Fund has unfunded commitments to borrowers of $128 million.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:


                                                                                                       PERCENTAGE OF
                                                                             WARRANTS AND STOCK     SHAREHOLDERS' EQUITY
                    INDUSTRY                                                        VALUE               (NET ASSETS)
-------------------------------------------------------------------------------------------------------------------------
     Application Service Provider                                                    $     65,000                  0.04%
     Biotechnology                                                                        166,000                  0.11%
     Communication Equipment
          Corvis (34.6% of net assets)                        52,432,257
          Cosine (5.1% of net assets)                          7,668,939
          Other communications Equipment                         851,392
                                                 ------------------------
    Total Communications equipment                                                     60,952,588                 40.23%
    Communications service provider                                                       818,379                  0.54%
    Computer and peripherals                                                               19,650                  0.01%
    Internet                                                                            1,276,700                  0.84%
    Medical devices                                                                       104,600                  0.07%
     Photonics
          New Focus (5.3% of net assets)                       8,042,402
          Other Photonics                                        170,200
                                                 ------------------------
    Total Photonics                                                                     8,212,602                  5.42%
    Semiconductor                                                                         652,629                  0.43%
    Semiconductor equipment                                                               340,759                  0.22%
    Software                                                                              325,323                  0.22%
    Other                                                                                 473,745                  0.32%
                                                                         ------------------------------------------------
            Total warrants and stock value                                           $ 73,407,975                 48.45%
                                                                         ================================================


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

4.  IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings.

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Fund has adopted its provisions effective July 1, 2000. Derivatives that are used to hedge the company's floating rate debt are now marked to market at the end of each quarter. The resulting gain or loss is recorded as an increase or decrease in unrealized gains from other security transactions. The market value of the instrument is treated either an asset or as a liability depending on if its value is negative or positive. The effect of adopting SFAS No. 133 was not material.

5.  CHANGE IN ACCOUNTING PRINCIPLE

In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $2,174,665 cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999. The effect of the change on the quarter ended Sept 30, 1999 was to decrease income before cumulative effect of a change in accounting principle $1,572,288 ($30.26 per share) to $7,003,386 ($134.78 per share) and net income $3,746,953 ($72.11 per share) to $4,828,721 ($92.93 per share).

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

         The Fund's shares of Common Stock, $.001 par value ("Shares") are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001. The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call. The Fund has made ten capital calls since inception for a total of 100% of committed capital. Total committed capital as of December 31, 1998 was $110 million when the Fund stopped accepting new subscriptions.

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

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Total investment income for the three months ending September 30, 2000 and 1999 was $6.3 million and $3.1 million, respectively, of which $6.1 million and $3.0 million, consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses. The increase in investment income reflects the increase in loans & leases outstanding from September 30, 1999 to September 30, 2000.

         Expenses for the quarters ended September 30, 2000 and 1999 were $3.4 million and $1.6 million, respectively. Management fees increased due to the increase in total assets. Interest expense increased to $1.6 million in the three months ended September 30, 2000 from $0.6 million in the prior year period. This increase was largely due to an increase in the average debt outstanding. Other operating expenses decreased to $0.1 million in the three months ended September 30, 2000 from $0.2 million in the prior year. This decrease was mostly due to decreased legal expenses incurred. Expenses increased as a percentage of investment income for the three months ended September 30, 2000 from the corresponding period ended September 30, 1999 due primarily from the change in basis of calculation of management fees.

         The Fund experienced an increase in the amount of unrealized gain from investment transactions of $53.2 million in the quarter ended September 30, 2000 as opposed to an increase of $0.9 million in the prior year. This was primarily due to the increase in value of warrants and stocks held in several of the Fund's portfolio companies at quarter end September 30. The Fund had $10.0 million of realized gains during the quarter ended September 30, 2000 as opposed to $6.2 million for the same period in 1999. These gains were generated by sales and distributions of stock in several of the Fund's portfolio companies. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

         Net income before cumulative effect of a change in accounting principal increased to $52.9 million for the quarter ended September 30, 2000 from $7.0 million for the quarter ended September 30, 1999. Net income for the quarter ended September 30, 2000 increased to $52.9 million compared to $4.8 million for the quarter ended September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES --  SEPTEMBER 30, 2000 AND  JUNE 30, 2000

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at September 30 2000 and June 30, 2000. As of September 30, 2000 and June 30, 2000, 100% and 90%
respectively of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place $102 million in debt facilities to finance the acquisition of asset-based loans and leases. As of September 30, 2000 and June 30, 2000, $84.2 million and $65.0 million were outstanding under these facilities. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At September 30, 2000 and June 30, 2000, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $50.0 million. The effect of these swap transactions is to convert the variable LIBOR rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing.

         As of September 30, 2000, 4% of the Fund's assets consisted of cash and cash equivalents, compared with 3% as of June 30, 2000. The Fund continued to invest its assets in venture loans and leases during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $37.7 million during the three month period ended September 30, 2000. Net loan amounts outstanding after amortization increased by approximately $21.9 million. Unfunded commitments decreased by approximately $43.4 million.


=====================================================================================================================
                                    Amount            Principal             Balance            Unfunded
                                  Disbursed           Reductions          Outstanding        Commitments
---------------------------------------------------------------------------------------------------------------------
September 30, 2000             $272.9 million       $94.7 million         $178.2 million      $127.9 million
---------------------------------------------------------------------------------------------------------------------
June 30, 2000                  $235.2 million       $78.9 million         $156.3 million      $171.3 million
=====================================================================================================================


         Because venture loans and leases are privately negotiated transactions, investments in these assets are relatively illiquid.

         Not all of the unfunded commitments are expected to fund. Management believes there is sufficient access to capital in order to meet outstanding commitments that will fund.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Fund's business activities contain elements of risk. The Fund considers the principal types of market risk to be interest rate risk and valuation risk. The Fund considers the management of risk essential to conducting its businesses and to maintaining profitability. Accordingly, the Fund's risk management procedures are designed to identify and analyze the Fund's risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

         The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $73.4 million at September 30, 2000 would have resulted in unrealized gains or losses and would have increased or decreased net income for the quarter by less than 1%.

The Fund's sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% during the quarter. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Fund will become party to certain lawsuits from time to time in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6   EXHIBITS

         27.      Financial Data Schedule


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING II, INC.
(Registrant)

By: /s/ Ronald W. Swenson                   By:  /s/ Brian R. Best
    --------------------------------             -------------------------------
Ronald W. Swenson                                Brian R. Best
Chairman and Chief Executive Officer             Chief Financial Officer
Date: November 14, 2000                          Date: November 14, 2000