Form 10-Q
period 2000-12-31
VENTURE LENDING & LEASING II INC
filed 2001-02-13
CIK 1039802

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2000


[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                        Commission file number 814-00141

                       Venture Lending & Leasing II, Inc.
                       ----------------------------------
             (Exact Name of Registrant as specified in its charter)

                   Maryland                                     77-0456589
            ----------------------                        ----------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
               or organization)                             Identification No.)

             2010 North First Street, Suite 310, San Jose, Ca 95131
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (408) 436-8577
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                      Outstanding as of January 12, 2001
-----------------------------          ----------------------------------
Common Stock, $.001 par value                        101,159

                       VENTURE LENDING & LEASING II, INC.

                                      INDEX

                                                                                                     PAGE NUMBER
PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Financial Position (Unaudited)                                                3
             December 31, 2000 and June 30, 2000

             Statements of Operations (Unaudited)                                                        4
             Three and six months ended December 31, 2000 and 1999

             Statements of Changes in Shareholders' Equity (Unaudited)                                   5
             For the year ended June 30, 2000 and the period ended December 31, 2000

             Statements of Cash Flows (Unaudited)                                                        6
             Six months ended December 31, 2000 and 1999

             Notes to Financial Statements                                                          7 - 12

Item 2.      Management's Discussion and Analysis of Financial                                     13 - 15
             Condition and Results of Operations

Item 3.      Quantitative & Qualitative Disclosure About Market Risk                               15 - 16

PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings                                                                          17

Item 2.      Changes in Securities & Use of Proceeds                                                    17

Item 3.      Defaults upon Senior Securities                                                            17

Item 4.      Submission of Matters to a Vote of Security Holders                                        17

Item 5.      Other Information                                                                          17

Item 6.      Exhibits                                                                                   17

SIGNATURES                                                                                              17

                       VENTURE LENDING & LEASING II, INC.

                  STATEMENTS OF FINANCIAL POSITION (UNAUDITED)


                                                                     December 31, 2000             June 30, 2000
                                                                 -------------------------    -----------------------
ASSETS

Loans and leases, at estimated fair value,                             $      175,004,620          $     156,293,975
     (Cost of $177,360,562 and $158,723,975)

Investments in securities, at estimated fair value
     (Cost of $3,531,809 and $4,080,486)                                       41,474,473                 19,919,042

Cash and cash equivalents                                                       6,767,878                  6,226,455

Other assets                                                                    1,086,840                    692,001
                                                                 -------------------------    -----------------------

          Total assets                                                        224,333,811                183,131,473
                                                                 =========================    =======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

     Bank loans                                                                74,871,501                 65,024,316

     Accrued management & incentive fees                                       30,050,516                 22,107,359

     Accounts payable and other accrued liabilities                             2,765,793                  2,312,625
                                                                 -------------------------    -----------------------

          Total liabilities                                                   107,687,810                 89,444,300
                                                                 -------------------------    -----------------------

Shareholders' equity:

     Common stock, $.001 par value:

       Authorized - 200,000 shares
       Issued and outstanding - 101,159 and 90,530 shares                             101                         91

     Capital in excess of par value                                           109,999,899                 98,999,909

     Distributions                                                           (112,766,953)               (93,765,322)

     Accumulated earnings                                                     119,412,954                 88,452,495
                                                                 -------------------------    -----------------------
          Total shareholders' equity                                          116,646,001                 93,687,173
                                                                 -------------------------    -----------------------

          Total liabilities and shareholders' equity                   $      224,333,811          $     183,131,473
                                                                 =========================    =======================


         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999




                                                  For the Three   For the Three  For the Six   For the Six
                                                   Months Ended   Months Ended   Months Ended  Months Ended
                                                   December 31,   December 31,   December 31,  December 31,
                                                       2000           1999           2000          1999
                                               -------------------------------------------------------------
INVESTMENT INCOME:

       Interest on loans and leases                $  7,238,375  $  3,854,559    $13,309,023   $  6,850,734
       Interest on short-term investments               271,772       193,310        512,917        285,774
                                               -------------------------------------------------------------
          Total investment income                     7,510,147     4,047,869     13,821,940      7,136,508
                                               -------------------------------------------------------------

EXPENSES:

      Management fees                                 1,402,086       801,022      3,109,774      1,494,173
      Interest expense                                1,595,619       758,422      3,166,778      1,405,686
      Other operating expenses                          147,806       207,113        274,563        434,132
                                               -------------------------------------------------------------
          Total expenses                              3,145,511     1,766,557      6,551,115      3,333,991
                                               -------------------------------------------------------------
          Net investment income                       4,364,636     2,281,312      7,270,825      3,802,517
                                               -------------------------------------------------------------
Net change in unrealized gain from investment
transactions                                        (31,503,329)   (1,555,427)    21,716,766       (682,000)
Net realized gain (loss) from investment
transactions                                           (305,787)   67,761,009      9,667,332     73,942,050
Incentive management fee                              5,477,828   (13,671,282)    (7,694,464)   (15,243,570)
                                               -------------------------------------------------------------
Income (loss) before cumulative effect of a
change in accounting principle                     $(21,966,652) $ 54,815,612    $30,960,459   $ 61,818,997
Cumulative effect on prior years (To June 30,
1999) of change in accounting principle
(Note 5)                                                      -             -              -     (2,174,665)
                                               -------------------------------------------------------------
          Net Income (loss)                        $(21,966,652) $ 54,815,612    $30,960,459   $ 59,644,332
                                               =============================================================
Amounts per common share:
Income (loss) before cumulative effect of a
change in accounting principle                     $    (217.15) $   1,013.54    $    314.87   $   1,165.92
Cumulative effect on prior years (To June 30,
1999) of change in accounting principle
(Note 5)                                                      -             -              -   $     (41.01)
                                               -------------------------------------------------------------
          Net Income (loss)                        $    (217.15) $   1,013.54    $    314.87   $   1,124.91
                                               =============================================================
Weighted average shares outstanding                     101,159        54,083         98,328         53,022

Pro Forma amounts assuming the new
method is applied retroactively (Note 5)
          Net Income (loss)                        $(21,966,652) $ 54,815,612    $30,960,459   $ 61,818,997
          Net Income (loss) per common share       $    (217.15) $   1,013.54    $    314.87   $   1,165.92


         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                      FOR THE YEAR ENDED JUNE 30, 2000 AND
                       THE PERIOD ENDED DECEMBER 31, 2000


                                       COMMON STOCK           CAPITAL IN
                                  ------------------------    EXCESS OF                          ACCUMULATED
                                       SHARES     AMOUNT      PAR VALUE       DISTRIBUTIONS       EARNINGS           TOTAL
                                  ------------------------ ---------------- ----------------- ----------------- ----------------

BALANCE, JUNE 30, 1999                   44,000    $   44    $  43,999,956   $   (3,047,110)    $   14,511,442     $ 55,464,332


     Sales of common stock               46,530        47       54,999,953                -                  -       55,000,000

     Distributions                            -         -                -      (90,718,212)                 -      (90,718,212)

     Net income                               -         -                -                -         73,941,053       73,941,053
                                  ------------------------ ---------------- ----------------- ----------------- ----------------
BALANCE, JUNE 30, 2000                   90,530        91       98,999,909      (93,765,322)        88,452,495       93,687,173
                                  ------------------------ ---------------- ----------------- ----------------- ----------------

     Sales of common stock               10,629        10       10,999,990                -                  -       11,000,000

     Distributions                            -         -                -      (19,001,631)                 -      (19,001,631)

     Net income                               -         -                -                -         30,960,459       30,960,459
                                  ------------------------ ---------------- ----------------- ----------------- ----------------
BALANCE, December 31, 2000              101,159    $  101    $ 109,999,899   $ (112,766,953)    $  119,412,954     $116,646,001
                                  ======================== ================================== ================= ================







         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                                     For the Six Months        For the Six Months
                                                                     Ended December 31,        Ended December 31,
                                                                           2000                      1999
                                                                  -----------------------   ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $      30,960,459          $      59,644,332
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Amortization of deferred assests (Net)                                         72,647                     34,349
   Unrealized loss (gain) from investment transactions                       (22,684,566)                   681,997
   Net realized gain on investment transactions                               (9,667,332)               (73,942,049)
   Increase in other assets                                                     (467,485)                (6,193,226)
   Increase in accounts payable and other accrued liabilities
   and management fees                                                         8,880,224                 17,823,444
                                                                  -----------------------   ------------------------
      Net cash provided by (used in) operating activities                      7,093,947                 (1,951,153)
                                                                  -----------------------   ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of loans and leases                                           (57,896,641)               (53,596,448)
   Principal payments on loans and leases                                     39,260,054                 26,923,337
   Proceeds from sale of securities                                           10,959,908                 79,737,510
   Acquisition of warrants and stock                                            (721,399)                (4,166,015)
                                                                  -----------------------   ------------------------
      Net cash provided by (used in) investing activities                     (8,398,078)                48,898,384
                                                                  -----------------------   ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sales of common stock, net                                                 11,000,000                 22,000,000
   Distributions to shareholders                                             (19,001,631)               (68,272,756)
   Loans from bank                                                            20,000,000                  8,000,000
   Repayment of bank loans                                                   (10,152,815)                (3,791,966)
   Payment of bank loan expenses                                                       -                    (50,000)
                                                                  -----------------------   ------------------------
      Net cash provided by (used in) financing activities                      1,845,554                (42,114,722)
                                                                  -----------------------   ------------------------
      Net increase in cash and cash equivalents                                  541,423                  4,832,509

CASH AND CASH EQUIVALENTS:

   Beginning of period                                                         6,226,455                  1,869,908
                                                                  -----------------------   ------------------------
   End of period                                                       $       6,767,878          $       6,702,417
                                                                  =======================   ========================
CASH PAID DURING THE PERIOD FOR:
   Interest                                                            $       2,903,782          $       1,375,674

NONCASH TRANSACTIONS:
   Unrealized loss on hedging activities                               $         483,900          $               -

   Distributions of investment securities to shareholders                              -                 39,421,382


         The accompanying notes are an integral part of these statements

                       VENTURE LENDING & LEASING II, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 2000

1.  BASIS OF PRESENTATION:

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the three and six months ended December 31, 2000 and 1999, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2000.

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


APPLICATION SERVICE PROVIDERS

  Applicast                            $932,212
  Jamcracker                          4,079,606
  USInternetworking                   4,358,798
                                      ---------
         SUBTOTAL:      8.0%         $9,370,616


BIOTECHNOLOGY
  Aesgen                             $2,376,844
  Cellgate                              752,845
  Ceres                               1,761,266
  Genteric                              138,949
  Nobex                                 666,469
  Origen Therapeutics                   748,672
  Zyomyx                              3,769,119
                                      ---------
         SUBTOTAL:      8.8%        $10,214,164


COMMUNICATION EQUIPMENT
  Amber Networks                     $2,954,373
  Astral Point Communications           890,589
  Cisco Systems [Cerent]              1,693,215



  Cisco Systems [JetCell]               528,637
  Cosine Communications               1,454,881
  Cyras                               3,397,415
  Longboard                             517,816
  Metro-OptiX                         4,990,648
  Nexsi                               3,150,925
  Nishan Systems                      3,998,567
  Optical Solutions                   3,896,196
  Procket Networks                      928,159
  Ramp Networks                       3,329,828
  Taqua                               2,545,779
  Terawave Communications             1,011,304
                                      ---------
         SUBTOTAL:     30.3%        $35,288,332


COMMUNICATION SERVICE PROVIDERS
  Colo.com                             $264,299
  Equinix                             5,181,213
  Exodus                              1,133,515
  iAsiaWorks                            236,924
  NewEdge Networks                    5,514,621
  Telera                              3,834,574
  UM Communications                   8,062,002
                                      ---------
         SUBTOTAL:     20.8%        $24,227,148


COMPUTERS & PERIPHERALS
  BeeLine Networks                     $275,092
  DAS Devices                            10,000
  Intera Systems                        168,915
  Quantum3D                              26,863
  Zayante                                63,045
                                         ------
         SUBTOTAL:      0.5%           $543,915


INTERNET
  Adforce                               $95,253
  Backflip                            1,880,552
  BeVocal                             2,422,437
  BridgeSpan                          1,565,011
  Coremetrics                         1,352,302
  DoDots                              1,148,294
  ECtone                                514,172
  Eletter                             1,164,462
  Google                              8,171,681
  Keynote Systems                       216,470
  NetRatings                            164,309
  Postini                               874,955
  PrivateExpress                        418,874
  QuinStreet                          3,203,743
  RivalWatch                             81,097
  Tradec.com                            273,069
  Viquity                               284,404
  Vividence                           1,064,749
                                      ---------
         SUBTOTAL:     21.3%        $24,895,834



MEDICAL DEVICES
  HeartStent                            $60,253
  IntraTherapeutics                   1,201,659
  Pi Medical                             67,901
  SurVivaLink                           462,175
  Vascular Innovations                  296,034
  Visionary BioMedical                  148,013
  Volumetrics                           692,448
                                        -------
         SUBTOTAL:      2.5%         $2,928,483


OTHER
  AtomicTangerine                    $1,767,697
  Lumenare                              483,215
  OffRoad Capital                       492,034
  Webvan                              1,957,089
                                      ---------
         SUBTOTAL:      4.0%         $4,700,035


PHOTONICS
  LightLogic                         $6,550,100
  Lightwave Microsystems                155,362
  New Focus                             359,530
  Novalux                             2,676,829
  Tsunami Optics                        703,971
                                        -------
         SUBTOTAL:      9.0%        $10,445,792


SEMICONDUCTOR EQUIPMENT
  Brooks Automation                    $687,846
  Primaxx                               345,301
  Silicon Genesis                     5,430,678
  Torrex                              1,995,304
                                      ---------
         SUBTOTAL:      7.2%         $8,459,129


SEMICONDUCTORS
  Abrizio                              $807,191
  Catamaran Communications            1,527,996
  Chameleon                           3,474,453
  HotRail                               502,311
  iCompression                        2,224,658
  Ishoni Networks                     5,319,953
  Matrix Semiconductor                2,136,111
  nDSP                                1,590,859
  NuCORE                                954,274
  Sandcraft                           2,581,839
  TeleCruz                            2,078,074
  Transmeta                           1,382,632
  Triscend                              646,209
  VxTel                               1,380,742
                                      ---------
         SUBTOTAL:     22.8%        $26,607,302



SOFTWARE
  Believe                              $304,933
  Broad Daylight                        758,384
  CoWare                                653,032
  diCarta                               790,193
  E.piphany [Octane Software]           367,019
  MineShare                             239,685
  North Systems                         810,309
  OnDemand                            1,808,263
  Open Telephone Networks               172,047
  Personic Software                   1,370,276
  Steeleye Technology                 3,082,437
  Sycon Design                          163,821
  Taviz Technology                    1,425,915
  Xpede                               4,678,568
  Zero-In Design                        200,544
  Zoneworx                              498,444
                                        -------
         SUBTOTAL:     14.8%        $17,323,870


          TOTAL:      150.0%       $175,004,620

As of December 31, 2000 loans with a cost basis of $4.2 million and a fair value of $1.8 million have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 2000, the Fund has unfunded commitments to borrowers of $108.5 million. Of these commitments, $66.2 million have expired and the Fund is not obligated to disburse.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                                               PERCENTAGE OF
                                                     WARRANTS AND STOCK    SHAREHOLDERS' EQUITY
                  INDUSTRY                                 VALUE               (NET ASSETS)
-----------------------------------------------------------------------------------------------
Application Service Provider                              $     65,000                   0.06%
Biotechnology                                                  181,498                   0.16%
Communications equipment                                    29,818,703                  25.56%
Communications service provider                                511,338                   0.44%
Computer and peripherals                                        29,650                   0.03%
Internet                                                     1,098,171                   0.94%
Medical devices                                                126,411                   0.11%
Photonics                                                    5,974,887                   5.12%
Semiconductor                                                2,933,545                   2.51%
Semiconductor equipment                                        355,778                   0.31%
Software                                                       301,492                   0.26%
Other                                                           78,000                   0.06%
                                              -------------------------------------------------
            Total warrants and stock value                $ 41,474,473                  35.56%
                                              =================================================


Within the communications equipment segment, the Fund's holdings in Corvis Corporation represented $26.7 million or 22.92% of net assets. No other security represented over 5% of net assets.

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Fund has adopted its provisions effective July 1, 2000. Derivatives that are used to hedge the company's floating rate debt are now marked to market. The resulting gain or loss is recorded as an increase or decrease in unrealized gains from other security transactions. The market value of the instrument is treated either an asset or as a liability depending on if its value is negative or positive.

5.       CHANGE IN ACCOUNTING PRINCIPLE

In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $2,174,665 cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999. The effect of the change on the three months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $13,671,282 ($252.78 per share). The effect of the change on the 6 months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $15,243,570 ($287.50 per share) and net income $17,418,235 ($328.51 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for the incentive compensation that would have been made in 1998.

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

RESULTS OF OPERATIONS -- FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

         Total investment income for the three months ending December 31, 2000 and 1999 was $7.5 million and $4.0 million, respectively, of which $7.2 million and $3.9 million, consisted of interest on venture loans outstanding during the period. For the six months ending December 31, 2000 and 1999 total investment income was $13.8 million and $7.1 million, respectively, of which $13.3 million and $6.9 million respectively, consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans and leases or application to the Fund's expenses and collection of late fees. The increase in investment income reflects the increase in loans & leases outstanding from December 31, 1999 to December 31, 2000.

         Expenses for the three months ended December 31, 2000 and 1999 were $3.1 million and $1.8 million, respectively. Expenses for the six months ended December 31, 2000 and 1999 were $6.6 million and $3.3 million, respectively. Management fees increased for both periods in December 2000 due to the increase in total assets. Interest expense increased to $1.6 million for the three months ended December 31, 2000 from $0.8 million in the prior year period. Interest expense increased to $3.2 million for the six months ended December 31, 2000 from $1.4 million for the six months ended December 31, 1999. This increase was largely due to an increase in the average debt outstanding. Other operating expenses decreased to $0.1 million in the three months ended December 31, 2000 from $0.2 million for the three months ended December 31, 1999. Other operating expenses were $0.3 million and $0.4 million for the six months ended December 31, 2000 and December 31, 1999, respectively. This decrease was mostly due to decreased legal expenses incurred.

         The Fund experienced a decrease in the amount of unrealized gain from investment transactions of $31.5 million for the three months ended December 31, 2000 as opposed to an decrease of $1.6 million for the same three months in the prior year. The fund experienced an increase in the amount of unrealized gain from investment transactions of $21.7 million for the six months ended December 31, 2000 as opposed to a decrease of $0.7 million for the six months ended December 31, 1999. The fund had large unrealized gains for the first three months of the fiscal year 2001, but during the three months ended December 31, 2000, those gains were offset due to the lower value of the Fund's portfolio. The Fund had $0.3 million of realized losses during the quarter ended December 31, 2000 as opposed to gains of $67.8 million for the same period in 1999. The fund realized $9.7 million and $73.9 million of gains for the six months ended December 31, 2000 and December 31, 1999, respectively. These gains were generated by sales and distributions of stock in several of the Fund's portfolio companies. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

         Net loss before cumulative effect of a change in accounting principle and net loss was $22.0 million for the three months ended December 31, 2000. This was a decrease from the $54.8 million income for the three months ended December 30, 1999. Net income before cumulative effect of a change in accounting principle for the six months ended December 31, 2000 and 1999 was $31.0 million and $61.8 million respectively. Net income for the six months ended December 31, 2000 and December 31, 1999 was $31.0 million and $59.6 million, respectively.

         In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee. The previous method was to record the incentive management fee as the Company became legally obligated. The new method is to record the fee based on the Company's current income. According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years. The $2.1 million cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999. The effect of the change on the three months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $13.7 million ($252.78 per share). The effect of the change on the 6 months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $15.2 million ($287.50 per share) and net income $17.4 million ($328.51 per share). The pro forma amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for the incentive compensation that would have been made in 1998.

LIQUIDITY AND CAPITAL RESOURCES --  DECEMBER 31, 2000 AND  JUNE 30, 2000

         Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at December 31, 2000 and June 30, 2000. As of December 31, 2000 and June 30, 2000, 100% and 90%
respectively of this committed capital was called to fund investments in venture loans and leases and to meet the Fund's expenses.

         The Fund has in place $93 million in debt facilities to finance the acquisition of asset-based loans and leases. As of December 31, 2000 and June 30, 2000, $74.9 million and $65.0 million were outstanding under these facilities. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At December 31, 2000 and June 30, 2000, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $44.6 million and $50.0 million, respectively. The effect of these swap transactions is to convert the variable commercial paper rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans or leases acquired with the proceeds of each borrowing.

         As of December 31, 2000 and June 30, 2000, 3% of the Fund's assets consisted of cash and cash equivalents. The Fund continued to invest its assets in venture loans and leases during the period. Amounts disbursed under the Fund's loan commitments increased by approximately $57.9 million during the six month period ended December 31, 2000. Net loan amounts outstanding after amortization increased by approximately $18.7 million. Unfunded commitments decreased by approximately $62.8 million.

============================== ==================== ===================== =================== ======================
                                Amount Disbursed    Principal Reductions       Balance        Unfunded Commitments
                                                                             Outstanding
------------------------------ -------------------- --------------------- ------------------- ----------------------
December 31, 2000              $293.1 million       $118.1 million        $175.0 million      $108.5 million
------------------------------ -------------------- --------------------- ------------------- ----------------------
June 30, 2000                  $235.2 million       $78.9 million         $156.3 million      $171.3 million
============================== ==================== ===================== =================== ======================

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

         The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $41.5 million at December 31, 2000 would have resulted in unrealized gains or losses and would have increased or decreased net income for the six months by 1.3%.

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

                  None




SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING II, INC.
(Registrant)

By:      /s/ Ronald W. Swenson            By:   /s/ Brian R. Best
         ----------------------------           --------------------------
Ronald W. Swenson                         Brian R. Best
Chairman and Chief Executive Officer      Chief Financial Officer
Date:    February 13, 2001                Date:    February 13, 2001