Form 10-Q
period 2001-03-31
VENTURE LENDING & LEASING II INC
filed 2001-05-14
CIK 1039802

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(408) 436-8577
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No     ☐

             Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 12, 2001
Common Stock, $.001 par value	101,159

VENTURE LENDING & LEASING II, INC.

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	March 31, 2001	June 30, 2000

ASSETS
Loans, at estimated fair value, (Cost of $164,079,900 and $158,723,975)	$159,053,900	$156,293,975
Investments in securities, at estimated fair value (Cost of $4,168,135 and $4,080,486)	29,835,660	19,919,042
Cash and cash equivalents	16,017,124	6,226,455
Other assets	1,137,480	692,001
Total assets	206,044,164	183,131,473

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Bank loans	74,143,902	65,024,316
Accrued management & incentive fees	26,829,365	22,107,359
Accounts payable and other accrued liabilities	2,904,541	2,312,625
Total liabilities	103,877,808	89,444,300

Shareholders' equity:
Common stock, $.001 par value:
Authorized - 200,000 shares
Issued and outstanding - 101,159 and 90,530 shares	101	91
Capital in excess of par value	109,999,899	98,999,909
Distributions	(116,458,249)	(93,765,322)
Accumulated earnings	108,624,605	88,452,495
Total shareholders' equity	102,166,356	93,687,173

Total liabilities and shareholders' equity	$206,044,164	$183,131,473

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

	For the Three Months Ended March 31, 2001	For the Three Months Ended March 31, 2000	For the Nine Months Ended March 31, 2001	For the Nine Months Ended March 31, 2000

INVESTMENT INCOME:
Interest on loans	$6,974,328	$4,711,040	$20,283,350	$11,561,774
Interest on short-term investments	189,025	320,365	701,943	606,139
Total investment income	7,163,353	5,031,405	20,985,293	12,167,913

EXPENSES:
Management fees	1,289,088	1,016,803	4,398,862	2,510,977
Interest expense	1,323,829	965,182	4,490,607	2,370,868
Other operating expenses	169,455	115,266	444,019	549,397
Total expenses	2,782,372	2,097,251	9,333,488	5,431,242
Net investment income	4,380,981	2,934,154	11,651,805	6,736,671
Net change in unrealized gain from investment transactions	(15,874,556)	(1,207,625)	5,842,210	(1,889,625)
Net realized gain (loss) from investment transactions	(1,991,861)	5,664,263	7,675,471	79,606,312
Incentive management fee	2,697,087	(1,395,537)	(4,997,376)	(16,639,107)
Income (loss) before cumulative effect of a change in accounting principle	$(10,788,349)	$5,995,255	$20,172,110	$67,814,251
Cumulative effect on prior years (To June 30, 1999) of change in accounting principle (Note 5)	-	-	-	$(2,174,665)
Net Income (loss)	$(10,788,349)	$5,995,255	$20,172,110	$65,639,586
Amounts per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(106.65)	$90.56	$203.23	$1,181.76
Cumulative effect on prior years (To June 30, 1999) of change in accounting principle (Note 5)	-	-	-	$(37.90)
Net Income (loss)	$(106.65)	$90.56	$203.23	$1,143.86
Weighted average shares outstanding	101,159	66,205	99,258	57,384

Pro Forma amounts assuming the new method is applied retroactively (Note 5)
Net Income (loss)	$(10,788,349)	$5,995,255	$20,172,110	$67,814,251
Net Income (loss) per common share	$(106.65)	$90.56	$203.23	$1,181.76

The accompanying notes are an integral part of these statements

VENTURE  LENDING & LEASING II, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE YEAR ENDED JUNE 30, 2000 AND
THE PERIOD ENDED MARCH 31, 2001

	Common Stock		Capital in Excess of		Accumulated
	Shares	Amount	Par Value	Distributions	Earnings	Total

BALANCE, JUNE 30, 1999	$44,000	$44	$43,999,956	$(3,047,110)	$14,511,442	$55,464,332

Sales of common stock	46,530	47	54,999,953	-	-	55,000,000
Distributions	-	-	-	(90,718,212)	-	(90,718,212)
Net income	-	-	-	-	73,941,053	73,941,053
BALANCE, JUNE 30, 2000	90,530	91	98,999,909	(93,765,322)	88,452,495	93,687,173

Sales of common stock	10,629	10	10,999,990	-	-	11,000,000
Distributions	-	-	-	(22,692,927)	-	(22,692,927)
Net income	-	-	-	-	20,172,110	20,172,110
BALANCE, MARCH 31, 2001	$101,159	$101	$109,999,899	$(116,458,249)	$108,624,605	$102,166,356

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

	For the Nine Months Ended March 31, 2001	For the Nine Months Ended March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,172,110	$65,639,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred assests (Net)	68,054	(76,623)
Unrealized loss (gain) from investment transactions	(5,842,210)	1,889,625
Net realized gain on investment transactions	(7,675,471)	(79,606,312)
Increase in other assets	(930,403)	(1,258,024)
Increase in accounts payable and other accrued liabilities and management fees	4,340,033	19,577,607
Net cash provided by operating activities	10,132,113	6,165,859
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(74,705,251)	(90,921,770)
Principal payments on loans	66,011,449	39,809,058
Proceeds from sale of securities	12,326,924	85,591,770
Acquisition of warrants and stock	(1,401,225)	(4,965,646)
Net cash provided by investing activities	2,231,897	29,513,412
CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock, net	11,000,000	44,000,000
Distributions to shareholders	(22,692,927)	(82,194,931)
Loans from bank	20,000,000	28,000,000
Repayment of bank loans	(10,880,414)	(9,048,253)
Net cash used in financing activities	(2,573,341)	(19,243,184)
Net increase in cash and cash equivalents	9,790,669	16,436,087

CASH AND CASH EQUIVALENTS:
Beginning of period	6,226,455	1,869,908
End of period	$16,017,124	$18,305,995
CASH PAID DURING THE PERIOD FOR:
Interest	$4,526,252	$2,358,473
NONCASH TRANSACTIONS:
Unrealized loss on hedging activities	$973,888	$-
Distributions of investment securities to shareholders	$-	$39,421,382

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments  (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation.  These reclassifications had no impact on previously reported net income or shareholders’ equity.  The interim results for the three and nine months ended March 31, 2001 and 2000, are not necessarily indicative of the results for the full year.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2000.

2.  SUMMARY OF INVESTMENTS:

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment.  The Fund’s investments in loans are entirely within the United States and are diversified among the industries shown below.  The percentage of shareholders’ equity (net assets) that each industry group represents is shown with the industry totals below.  (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans.  Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund’s use of leverage (debt) as a means of financing investments.)

Application Service Providers
Agilera	$829,261
Jamcracker	3,684,772
Subtotal: 4.4%	$4,514,033

Biotechnology
Aesgen	$2,181,327
Cellgate	652,273
Ceres	1,590,578
Genteric	117,823
Nobex	610,528
Origen Therapeutics	698,697
Zyomyx	3,476,822
Subtotal: 9.1%	$9,328,048

Communication Equipment
Amber Networks	$2,680,461
Astral Point Communications	837,702
Cisco Systems [Cerent]	1,354,770
Cisco Systems [JetCell]	486,109
Cosine Communications	1,186,395
Longboard	431,188
Metro-OptiX	4,615,983
Nexsi	2,980,636
Nishan Systems	3,997,523
Optical Solutions	4,273,644
Procket Networks	1,269,862
Taqua	2,333,218
Terawave Communications	3,436,967
Subtotal: 29.3%	$29,884,458

Communication Service Providers
Colo.com	$246,973
Equinix	4,804,886
Exodus	837,941
NewEdge Networks	5,592,287
Telera	4,152,748
Totality	517,732
UM Communications	4,062,612
Subtotal: 19.8%	$20,215,179

Computers & Peripherals
Andes Networks	$254,171
Intera Systems	161,993
Quantum3D	14,263
Zayante	56,589
Subtotal: 0.5%	$487,016

Internet
Adforce	$69,164
BeVocal	2,228,047
BridgeSpan	1,494,537
Coremetrics	1,624,486
DoDots	30,000
ECtone	553,449
Eletter	1,079,878
Google	7,508,878
Intanda	1,783,146
Keynote Systems	175,545
NetRatings	140,109
Postini	818,679
PrivateExpress	387,539
QuinStreet	3,221,853
RivalWatch	73,554
Slam Dunk Networks	206,110
Tradec.com	249,099
Viquity	354,949
Vividence	3,787,758
Subtotal: 25.2%	$25,786,782

Medical Devices
HeartStent	$51,480
Pi Medical	66,111
SurVivaLink	355,176
Vascular Innovations	272,574
Visionary BioMedical	116,243
Volumetrics	172,448
Subtotal: 1.0%	$1,034,032

Other
AtomicTangerine	$1,613,480
Lumenare	446,667
OffRoad Capital	450,588
Webvan	1,739,866
Subtotal: 4.2%	$4,250,601

Photonics
LightLogic	$6,021,250
Lightwave Microsystems	120,404
New Focus	299,068
Novalux	5,124,331
Tsunami Optics	654,144
Subtotal: 12.0%	$12,219,197

SemiconductorEquipment
Brooks Automation	$570,968
Primaxx	319,443
Silicon Genesis	5,054,768
Torrex	3,384,649
Subtotal: 9.1%	$9,329,828

Semiconductors
Abrizio	$713,255
Catamaran Communications	1,818,760
Chameleon	3,185,613
HotRail	387,712
iCompression	2,009,223
Ishoni Networks	4,836,372
Matrix Semiconductor	3,292,653
nDSP	1,431,797
NuCORE	875,396
Sandcraft	2,188,978
TeleCruz	1,881,276
Transmeta	1,217,470
Triscend	590,324
VxTel	1,243,651
Subtotal: 25.1%	$25,672,480

Software
Believe	$500,774
Broad Daylight	692,693
CoWare	771,633
diCarta	725,400
E.piphany [Octane Software]	323,316
MineShare	207,377
North Systems	194,296
OnDemand	2,166,317
Open Telephone Networks	159,285
Personic Software	1,245,366
Steeleye Technology	2,833,255
Sycon Design	142,779
Taviz Technology	1,255,744
Xpede	4,367,335
Zero-In Design	398,232
Zoneworx	348,444
Subtotal: 16.0%	$16,332,246

Total: 155.7%	$159,053,900

As of March 31, 2001 loans with a cost basis of $10.0 million and a fair value of $5.0 million have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies.  As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2001, the Fund has unfunded commitments to borrowers of $97.1 million.  Of these commitments, $75.4 million have expired and the Fund is not obligated to disburse them.

The Fund’s investments in warrants and stock are entirely within the United States and are diversified among the following industries.  The percentage of net assets that each industry group represents is shown with the industry totals:

Industry	Warrants and Stock Value	Percentage of Shareholders' Equity (Net Assets)

Application Service Provider	$65,000	0.06%
Biotechnology	181,500	0.18%
Communication equipment	21,455,226	21.00%
Communication service provider	497,667	0.49%
Computer and peripherals	29,650	0.03%
Internet	960,946	0.94%
Medical devices	83,600	0.08%
Photonics	2,220,287	2.17%
Semiconductor	3,291,997	3.22%
Semiconductor equipment	463,687	0.45%
Software	508,100	0.50%
Other	78,000	0.08%
Total warrants and stock value	$29,835,660	29.20%

Within the communications equipment segment, the Fund’s holdings in Corvis Corporation represented $7.1 million or 7.0% of net assets and Ciena Corporation represented $13.6 million or 13.4% of net assets.  No other security represented over 5% of net assets.

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

4.  IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings.

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and the Fund has adopted its provisions effective July 1, 2000. Derivatives that are used to hedge the company’s floating rate debt are now marked to market.  The resulting gain or loss is recorded as an increase or decrease in unrealized gains from other security transactions.  The market value of the instrument is treated either an asset or as a liability depending on if its value is negative or positive.

5.          CHANGE IN ACCOUNTING PRINCIPLE

In the second quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee.  The previous method was to record the incentive management fee as the Company became legally obligated.  The new method is to record the fee based on the Company’s current income.  According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years.  The $2,174,665 cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999.   The effect of the change on the three months ended March 31, 2000 was to decrease income before cumulative effect of a change in accounting principle $1,395,537 ($21.08 per share).  The effect of the change on the 9 months ended March 31, 2000 was to decrease income before cumulative effect of a change in accounting principle $16,639,107 ($289.96 per share) and net income $18,813,772 ($327.86 per share). The pro forma  amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for the incentive compensation that would have been made in 1998.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

             Venture Lending & Leasing II, Inc. (“Fund”) is a closed-end, non-diversified management investment company electing status as a business development company under the Investment Company Act of 1940 (“1940 Act”).  The Fund's investment objective is to achieve a high total return.  The Fund will provide asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans.  The Fund generally will receive warrants to acquire equity securities in connection with its portfolio investments.

             The Fund’s shares of Common Stock, $.001 par value (“Shares”) are sold to subscribers pursuant to one or more capital calls to be made from time to time until September 15, 2001.  The Fund will seek to require payment by investors pursuant to each capital call of only that portion of the total dollar amount subscribed for that the Fund expects will be needed to fund commitments entered into within a reasonable time after such capital call.  The Fund has made ten capital calls since inception for a total of 100% of committed capital. Total committed capital as of December 31, 1998 was $110 million when the Fund stopped accepting new subscriptions.

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

Results of Operations — For the three and nine months ended March 31, 2001 and 2000

             Total investment income for the three months ending March 31, 2001 and 2000 was $7.2 million and $5.0 million, respectively, of which $7.0 million and $4.7 million, consisted of interest on venture loans outstanding during the period.  For the nine months ending March 31, 2001 and 2000 total investment income was $21.0 million and $12.2 million, respectively, of which $20.3 million and $11.6 million respectively, consisted of interest on venture loans outstanding during the period.  The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans or application to the Fund’s expenses and collection of late fees. The increase in investment income reflects the increase in loans outstanding from March 31, 2000 to March 31, 2001.

             Expenses for the three months ended March 31, 2001 and 2000 were $2.8 million and $2.1 million, respectively.  Expenses for the nine months ended March 31, 2001 and 2000 were $9.3 million and $5.4 million, respectively.  Management fees increased for both periods in March 2001 due to the increase in total assets.  Interest expense increased to $1.3 million for the three months ended March 31, 2001 from $1.0 million in the prior year period.  Interest expense increased to $4.5 million for the nine months ended March 31, 2001 from $2.4 million for the nine months ended March 31, 2000.   This increase was largely due to an increase in the average debt outstanding.    Other operating expenses increased to $0.2 million for the three months ended March 31, 2001 from $0.1 million for the three months ended March 31, 2000, primarily reflecting increased legal fees for the three months ended March 31, 2001.  Other operating expenses were $0.4 million and $0.5 million for the nine months ended March 31, 2001 and March 31, 2000, respectively.  This decrease was mostly due to decreased legal expenses incurred for the nine months ended March 31, 2001.

             The Fund experienced a decrease in the amount of unrealized gain from investment transactions of $15.9 million for the three months ended March 31, 2001 as opposed to a decrease of $1.2 million for the same three months in the prior year.  The fund experienced an increase in the amount of unrealized gain from investment transactions of $5.8 million for the nine months ended March 31, 2001 as opposed to a decrease of $1.9 million for the nine months ended March 31, 2000.   The fund had large unrealized gains for the first three months of the fiscal year 2001, but during the three months ended March 31, 2001, some of those gains were offset due to the lower value of the Fund’s portfolio at March 31, 2001.  The Fund had $2.0 million of realized losses during the quarter ended March 31, 2001 compared to gains of $5.7 million for the same period in 2000.  The fund realized $7.7 million  and $79.6 million of gains for the nine months ended March 31, 2001 and March 31, 2000, respectively. These gains were mostly generated by sales and distributions of stock in several of the Fund’s portfolio companies. Warrants with readily ascertainable market values are assigned a fair value based on the difference, if any, between the exercise price of the warrant and the fair value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

             Net loss before cumulative effect of a change in accounting principle and net loss was $10.8 million for the three months ended March 31, 2001.  This was a decrease from the $6.0 million income  for the three months ended March 31, 2000.  Net income before cumulative effect of a change in accounting principle for the nine months ended March 31, 2001 and 2000 was $20.2 million and $67.8 million respectively.  Net income for the nine months ended March 31, 2001 and March 31, 2000 was $20.2 million and $65.6 million, respectively.

             In the 2nd quarter of Fiscal Year End June 30, 2000, the Company changed its method of accounting for its incentive management fee.  The previous method was to record the incentive management fee as the Company became legally obligated.  The new method is to record the fee based on the Company’s current income.  According to the management of the Company, this change was made to more closely match the incentive fee to current performance. The new method has been applied to management incentive fee calculations of prior years.  The $2,174,665 cumulative effect of the change on prior years is included in income of the 3 months ended September 30, 1999.   The effect of the change on the three months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $13,671,282 ($252.78 per share).  The effect of the change on the 6 months ended December 31, 1999 was to decrease income before cumulative effect of a change in accounting principle $15,243,570 ($287.50 per share) and net income $17,418,235 ($328.51 per share). The pro forma  amounts reflect the effect of retroactive application on management incentive fees and the change in provisions for the incentive compensation that would have been made in 1998.

Liquidity and Capital Resources —   March 31, 2001 and  June 30, 2000

             Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at March 31, 2001 and June 30, 2000.  As of March 31, 2001 and June 30, 2000, 100% and 90% respectively of this committed capital was called to fund investments in venture loans and to meet the Fund’s expenses.

             The Fund has in place $93 million in debt facilities to finance the acquisition of asset-based loans. As of March 31, 2001 and June 30, 2000, $74.1 million and $65.0 million were outstanding under these facilities. The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At March 31, 2001 and June 30, 2000, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $50.0 million and $50.0 million, respectively. The effect of these swap transactions is to convert the variable commercial paper rate into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans acquired with the proceeds of each borrowing.

             As of March 31, 2001 and June 30, 2000, 8% of the Fund’s assets consisted of cash and cash equivalents.  The Fund continued to invest its assets in venture loans during the period.  Amounts disbursed under the Fund’s loan commitments increased by approximately $74.7 million during the nine month period ended March 31, 2001. Net loan amounts outstanding after amortization increased by approximately $2.8 million. Unfunded commitments decreased by approximately $74.2 million.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unfunded Commitments
March 31, 2001	$309.9 million	$150.8 million	$159.1 million	$97.1 million
June 30, 2000	$235.2 million	$78.9 million	$156.3 million	$171.3 million

             Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.

             At March 31, 2001, the Fund has unfunded commitments to borrowers of $97.1 million.  Of these commitments, $75.4 million have expired and the Fund is not obligated to disburse them.

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

             The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower.  The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $29.9 million at March 31, 2001 would have resulted in unrealized gains or losses and would have increased or decreased net income for the nine months by 1.4%.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Fund will become party to certain lawsuits from time to time in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund’s financial condition or results of operation.

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

VENTURE LENDING & LEASING II, INC.
(Registrant)
By:	/S/ Ronald W. Swenson	By:	/S/ Brian R. Best
Ronald W. Swenson		Brian R. Best
Chairman and Chief Executive Officer		Chief Financial Officer
Date:	May 12, 2001	Date:	May 12, 2001