Form 10-K
period 2001-06-30
VENTURE LENDING & LEASING II INC
filed 2001-09-27
CIK 1039802

			   SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

				       FORM 10-K

[X]		      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
		         OF THE SECURITIES EXCHANGE ACT OF 1934
		         FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 2001 was 101,159.12.


                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION	                                        10-K PART
--------------------                                            ---------
Specifically Identified Portions of the Registrant's               III
Proxy Statement for the Annual Meeting of Shareholders
to be held November 14, 2001

PART I

ITEM 1.	BUSINESS.

INTRODUCTION.

	Venture Lending & Leasing II, Inc. ("Fund") is a closed-end, non-diversified management investment company electing status as a business development company ("BDC") under the Investment Company Act of 1940("1940 Act"). The Fund's investment objective is to achieve a high total return.
The Fund provides asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans, installment sales contracts or equipment leases. The Fund receives warrants to acquire equity securities in connection with its portfolio investments. The Fund's Investment Manager is Westech Investment Advisors, Inc. ("Westech Advisors" or the "Manager"). Siguler Guff Advisers, LLC ("Adviser to the Manager") will act as adviser to Westech Advisors with respect to its administrative duties to the Fund. The fund was incorporated in Maryland on May 19, 1997.

	The Fund's shares of Common Stock, $.001 par value ("Shares") were sold to subscribers pursuant to capital calls made through August 18, 2001. Total committed capital as of June 30, 2001 was $110 million; all of which has been called and collected.

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

	To qualify as a RIC, the Fund must meet the issuer diversification standards under the Internal Revenue Code that require that, at the close of each quarter of the Fund's taxable year in which the fund has an acquisition of a security, (i) not more than 25% of the market value of its total assets is invested in the securities of a single issuer and (ii) at least 50% of the market value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (with each investment in such other securities limited so that not more than 5% of the market value of the Fund's total assets is invested in the securities of a single issuer and the Fund does not own more than 10% of the outstanding voting securities of a single issuer). For purposes of the diversification requirements under the Internal Revenue Code, the percentage of the Fund's total assets "invested" in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund's total assets represented by the value of the securities issued by the borrower or lessee to the Fund at the time each portion of the commitment is funded.

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

	Many of the transactions involving a company and its affiliates
(as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 Provisions are permissible for BDCs, including the Fund, upon the prior pproval of a majority of the Fund's disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Managers, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund's outstanding Shares (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund's disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).

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

	No matters were submitted to a vote of the Fund's security holders during the last quarter of the fiscal year ended June 30, 2001.

EXECUTIVE OFFICERS OF THE FUND

	The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.

NAME AND POSITION WITH FUND  AGE  OCCUPATION DURING PAST FIVE YEARS
---------------------------  ---  ---------------------------------
Ronald W. Swenson, Director, 56   President and Director, Westech Investment Advisors since 1994, and President and Director,
Chairman and Chief Executive      Western Technology Investments since 1980
Officer

Salvador O. Gutierrez,       58   Senior Vice President and Director, Westech Investment Advisors since 1994, and Senior Vice
Director, President               President, Western Technology Investment since 1987.

George W. Siguler,           54   Managing Director, Siguler Guff Advisers & affiliates since 1995; Managing Director of Mitchell
President and Advisory            Hutchins Institutional Investors from 1991 to 1995.  Director and President, Associated Capital
Director                          Advisers, Inc. (investment management firm) from 1990 to 1991, Vice Chairman and a director of
                                  Monarch Capital Corporation (financial services holding company) from 1984 to 1991.

Brian R. Best                35   Vice President, Westech Investment Advisors since 1999; Associate, Westech Investment Advisors
Vice President, CFO, and          since 1997
Secretary

Donald P. Spencer,           46   Managing Director, Siguler Guff Advisers and affiliates since 1995; Senior Vice President (and
Vice President                    other positions), Mitchell Hutchins Institutional Investors and affiliates from 1989 to 1995.
and Assistant Secretary

PART II.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

	The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

	The approximate number of holders of record of the Fund's Common Stock at September 15, 2001 was 108.

	The Fund has established a policy of declaring dividends on a quarterly basis, with the most recent dividend being paid on July 3, 2001 to holders of record on May 31, 2001, in the amount of $395.42 per share. See "Dividends and Distributions" under Item 1 for a description of the Fund's dividend policies.

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

                                           For the Year Ended     For the Year Ended     For the Year Ended     From Inception,
                                              June 30, 2001          June 30, 2000          June 30, 1999       September 15, 1997
                                                                                                                to June 30,1998
Statement of Operations Data:
Investment Income:

	Interest on Loans                         $26,853,551            $16,526,496             $7,412,772             $945,610
	Interest on Short - Term                    1,108,927                810,453                384,656              270,369
                                                 -------------           ------------            -----------          -----------
		Total Investment Income            27,962,478             17,336,949              7,797,428            1,215,979

Expenses:

	Management Fee                              5,672,500              3,655,548              2,750,000            2,183,048
	Interest Expense                            5,707,375              3,358,265              1,469,923              195,143
	Other Operating Expense                       565,326                944,296                409,764              245,173
                                                  ------------            -----------            -----------          -----------
		Total Expenses                     11,945,201              7,958,109              4,629,687            2,623,364
                                                  ------------            -----------            -----------          -----------
Net Investment Income (Loss)                       16,017,277              9,378,840              3,167,741           (1,407,385)
Net Change in Unrealized Gain  From Investment    (11,262,938)             2,559,583             10,205,281              643,692
Transactions
Net Realized Gain From Investment Transactions     30,962,536             82,956,596              1,623,458              278,655
Incentive Fee                                      (7,106,854)           (18,779,301)                     -                    -
                                                  ------------           ------------           ------------          -----------
  Income (Loss) before cumulative effect of        28,610,021             76,115,718             14,996,480             (485,038)
change in accounting principle                    ============           ============           ============          ============
Cumulative effect of change in accounting                   -             (2,174,665)                     -                    -
principle
                                                  ------------           ------------           ------------          ------------
Net Income (Loss)                                 $28,610,021            $73,941,053            $14,996,480             (485,038)
                                                  ============           ============           ============          ============

AMOUNTS PER COMMON SHARE:
 Income (Loss) before cumulative effect of            $286.87              $1,183.35                $442.32               (38.70)
change in accounting principle
 Cumulative effect of change in accounting                  -                 (33.81)                     -                    -
principle                                         ============           ============           ============          ============
      Net Income (Loss)                               $286.87              $1,149.54                $442.32               (38.70)
                                                   ============           ============           ============         ============
Weighted Average Shares Outstanding                    99,732                 64,322                 33,904               12,534
                                                   ============           ============           ============         ============

Balance Sheet Data:                       As of June 30, 2001    As of June 30, 2000    As of June 30, 1999   As of June 30, 1998
                                         --------------------   --------------------   --------------------  --------------------

Total Assets                                    $203,992,064           $183,131,473            $94,847,182           $31,603,724
Bank Loans                                       $64,386,884            $65,024,316            $37,208,210            $9,008,210

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

RESULTS OF OPERATIONS -- YEARS ENDED JUNE 30, 2001 AND 2000

	Total investment income for the years ended June 30, 2001 and June 30, 2000 was $28.0 million and $17.3 million, respectively, of which $26.9 million and $16.5 million, respectively, consisted of interest on venture loans outstanding. A majority of the remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans, distributions to shareholders or application to the Fund's expenses. The increase in investment income reflects the increase in average performing loans outstanding from fiscal year ended June 30, 2000 to fiscal year end June 30, 2001 of approximately $50 million as well as an additional $3.2 million interest premium paid by several clients in order to pay off their loans earlier than had been scheduled. The average performing loans outstanding is based on a monthly average of performing loans.

	Expenses for the years ended June 30, 2001 and 2000 were $11.9 million and $8.0 million, respectively. Management fees are calculated based on committed capital for the first two years of the Fund's life and thereafter as a percentage of Fund assets. Management fees increased from $3.7 million to $5.6 million because of the increased asset base from which management fees were calculated. Average assets increased approximately $80 million dollars on a quarterly basis from fiscal year end June 30, 2000 to fiscal year end June 30, 2001. Interest expense increased to $5.7 million in the year ended June 30, 2001 from $3.4 million in the prior year. This increase was due mostly to an increase in the average monthly debt outstanding. Other operating expenses decreased to $0.6 million in the year ended June 30, 2001 from $0.9 million in the prior year. This decrease was due primarily to decreased legal costs.

	The Fund had unrealized losses from investments of $11.3 million for the year ended June 30, 2001 as opposed to an unrealized gain of $2.6 million in the prior year. This was predominately due to the realization of previously unrealized warrant gains through exercising the warrants and ultimate sale of the securities as well as a decrease in market value of several securities.

	Included in net change in unrealized gain from investments for the year ended June 30, 2001, is an unrealized loss on loans of $4.2 million. This amount represents a reduction in the estimated fair value of loans determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors. The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued for the quarter but not collected is reversed. As of June 30, 2001 and 2000 the Fund had loan balances outstanding with a cost basis of $11.7 million and $3.5 million and a fair value of $3.2 million and $1.1 million respectively from borrowers that were carried on a nonaccrual basis. Also included in net change in unrealized gain from investments is a loss of $1.0 million due to the decreased value of the company's hedge positions.

The Fund experienced a realized gain from investments during the year ended June 30, 2001 of $31.0 million , which was down from the June 30, 2000 realized gain of $83.0 million. This reduction in realized gain was predominately due to decreased activity in the Fund's sale of stock in various companies. The decreased activity reflected a tightening of the IPO market in general. In addition, activity for the year ended June 30, 2000 had been unusually high due to the strength of the IPO market at that time. Included in the realized gain figures was a realized loss on loans for $3.2 million and $2.9 million for the years ended June 30, 2001 and 2000 respectively.

Incentive fee decreased from $18.8 million for the year ended June 30, 2000 to $7.1 million for the year ended June 30, 2001. The decrease is almost entirely due to the decreased net income figure from $73.9 million for the year ended June 30, 2000 to $28.6 million for the year ended June 30, 2001. is used to calculate the incentive fee.

	Net income for the period ended June 30, 2001 decreased to $28.6 million from the year ended June 30, 2000 of $73.9 million. On a per share basis, for the years ended June 30, 2001 and 2000 net income before cumulative effect of change in accounting principle was $287 and $1,183 respectively, and net income was $287 and $1,150 respectively.

LIQUIDITY AND CAPITAL RESOURCES --          JUNE 30,2001 AND JUNE 30, 2000

	Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $110 million at June 30, 2001 and 2000. As of June 30, 2000 all of this committed capital had been called to fund investments in venture loans and to meet the Fund's expenses.

	The Fund has in place a $43 million revolving debt facility ("Warehouse") to finance the acquisition of asset-based loans. As of June 30, 2001, $25.0 million was outstanding under this facility, compared with $15.0 million as of June 30, 2000. The Fund also has in place a $50 million securitzation debt facility. As of June 30, 2001 and June 30, 2000,
$39.4 million and $50 million respectively were outstanding on this facility. The Fund entered into interest rate swap transactions to hedge its interest rate on the securitization debt facility. At June 30, 2001 and June 30, 2000 the fund had entered into interest swap and cap transactions with a total notional principal of $50 million. The effect of swap transactions is to convert the variable commercial paper rate into a fixed rate on the contract notional value. The over-hedging of this facility allows the Fund to hedge some of its debt under the Warehouse facility; which otherwise would remain completely unhedged.

	As of June 30, 2001, 28% of the Fund's assets consisted of cash and cash equivalents, compared with 3% as of June 30, 2000. The Fund continued to invest its assets in venture loans during the year. Amounts disbursed under the Fund's loan commitments increased by approximately $79.3 million during the year ended June 30, 2001. Net loan amounts outstanding after amortization decreased by approximately $25.6 million. Unfunded commitments decreased by approximately $64.8 million.

========================= ========================= ========================= ========================== ========================
Year Ending                       Amount Disbursed    Principal Amortization        Balance Outstanding      Unfunded Commitments
------------------------- ------------------------- ------------------------- -------------------------- ------------------------
June 30, 2001                        $314.5million            $183.8 million             $130.7 million            $106.5 million
------------------------- ------------------------- ------------------------- -------------------------- ------------------------
June 30, 2000                       $235.2 million             $78.9 million             $156.3 million            $171.3 million
========================= ========================= ========================= ========================== ========================

	Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the company's experience that not all unfunded commitments will be used by borrowers. Only $27.0 million of the unfunded commitments were unexpired as of June 30, 2001.

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

June 30, 2001 (UNAUDITED)

                                                                                  Three Months Ended
                                               -------------------  -------------------  -------------------  -------------------
                                                September 30, 2000    December 31, 2000       March 31, 2001        June 30, 2001
                                               -------------------  -------------------  -------------------  -------------------
Investment Income:
  Interest on Loans                                     $6,070,648           $7,238,375           $6,974,328           $6,570,200
  Interest on Short -Term Investments                      241,145              271,772              189,025              406,985
                                                        ----------           ----------           ----------           ----------
	Total Investment Income                          6,311,793            7,510,147            7,163,353            6,977,185
                                                        ----------           ----------           ----------           ----------
Expenses:
   Management Fee                                        1,707,688            1,402,086            1,289,088            1,273,638
   Interest Expense                                      1,571,159            1,595,619            1,323,829            1,216,768
   Other Operating Expense                                 126,756              147,806              169,455              121,309
                                                        ----------           ----------           ----------           ----------
      Total Expenses                                     3,405,603            3,145,511            2,782,372            2,611,715
                                                        ----------           ----------           ----------           ----------
Net Investment Income                                   $2,906,190           $4,364,636           $4,380,981           $4,365,470
Net Change in Unrealized Gain  From                     53,220,095          (31,503,329)         (15,874,556)         (17,105,148)
Investment Transactions
Net Realized Gain (Loss) From                            9,973,118             (305,787)          (1,991,861)          23,287,066
Investment Transactions
Incentive Fee                                          (13,172,292)           5,477,828            2,697,087           (2,109,477)
                                                       ------------         ------------         -----------           -----------
Net Income (Loss)                                      $52,927,111         $(21,966,652)        $(10,788,349)          $8,437,911
                                                       ============         ============         ===========           ===========
Net Income (Loss) Per Share                                $554.22             $(217.15)            $(106.65)              $83.41
                                                       ============         ============         ===========           ===========
Weighted Average Shares Outstanding                         95,498               101,159             101,159              101,159
                                                       ============         ============         ===========           ===========

JUNE 30, 2000 (UNAUDITED)

                                                                                   Three Months Ended
                                                -------------------  -------------------  -------------------  -------------------
                                                 September 30, 1999    December 31, 1999       March 31, 2000        June 30, 2000
                                                -------------------  -------------------  -------------------  -------------------
Investment Income:
  Interest on Loans                                      $2,996,175           $3,854,559           $4,711,040           $4,964,722
  Interest on Short -Term Investments                        92,464              193,310              320,365              204,314
                                                         ----------           ----------           ----------           ----------
	Total Investment Income                           3,088,639            4,047,869            5,031,405            5,169,036
                                                         ----------           ----------           ----------           ----------
Expenses:
  Management Fee                                            693,151              801,022            1,016,803            1,144,572
   Interest Expense                                         635,281              710,227              926,962            1,085,795
   Other Operating Expense                                  239,002              255,308              153,486              296,500
                                                         ----------           ----------           ----------           ----------
      Total Expenses                                      1,567,434            1,766,557            2,097,251            2,526,867
                                                         ----------           ----------           ----------           ----------
Net Investment Income                                    $1,521,205           $2,281,312           $2,934,154           $2,642,169
Net Change in Unrealized Gain  From                         873,427           (1,555,427)          (1,207,625)           4,449,208
Investment Transactions
Net Realized Gain From Investment                         6,181,041           67,761,009            5,664,263            3,350,283
Transactions
Incentive Fee                                            (1,572,288)         (13,671,282)          (1,395,537)          (2,140,194)
                                                         -----------         ------------          -----------          -----------
Income before cumulative effect of                        7,003,385           54,815,612            5,995,255            8,301,466
change in accounting principle                           (2,174,665)                   -                    -                    -
                                                         -----------         ------------          -----------          ----------
Cumulative Effect of change in
accounting principle
Net Income                                               $4,828,720          $54,815,612           $5,995,255           $8,301,466
                                                         -----------         ------------          -----------          ----------
Amount per common share:

Income before cumulative effect of                          $134.78            $1,013.54               $90.56               $97.34
change in accounting principle
Cumulative Effect of change in                               (41.85)                   -                    -                    -
accounting principle                                     -----------          -----------          -----------          ----------
Net Income Per Share                                         $92.93            $1,013.54               $90.56               $97.34
                                                         ===========          ===========          ===========          ==========
Weighted Average Shares Outstanding                          51,960               54,083               66,205               85,286
                                                         ===========          ===========          ===========          ==========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net change in unrealized gain from investments". Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $15.6 million at June 30, 2001 would have resulted in unrealized gains or losses and would have increased or decreased net income for year by 0.5%.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by less than 1% during the year. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.


ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See Item 14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

	Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement for the Annual Meeting of Shareholders to be held November 14, 2001 ("2001 Proxy Statement") under the caption "Proposal 2 -- To Elect Seven Directors of the Fund" and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

	The information required by this item is contained in the Fund's 2001 Proxy Statement under the caption "Proposal 2 -- To Elect Seven Directors of the Fund" and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information required by this item is contained in the Fund's 2001 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information required by this item is contained in the Fund's
2001 Proxy Statement under the captions: "Other Information -- Managers" and is incorporated herein by reference.

PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.     Index to Financials Statements and Financial Statement Schedules

                                                                                                         Page
                                                                                                        ------
Report of Independent Public Accountants                                                                 F-1

Statements of Financial Position as of June 30, 2001 and 2000                                            F-2

Statements of Operations for the Years ended June 30, 2001 and 2000                                      F-3

Statements of Changes in Shareholders' Equity for the Years ended June 30, 2001                          F-4
and 2000

Statements of Cash Flows for the Years ended June 30, 2001 and 2000                                      F-5

Notes to Financial Statements                                                                            F-6

Financial Statement Schedules for the Years Ended June 30, 2001 and 2000 included in Item 14(d):

No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.

(a)	2.	EXHIBITS

Exhibit
Number	        Exhibit Title
--------        ---------------------------------
3(i)    	Articles of Incorporation of the Company filed with the Maryland Secretary of State on May 19, 1997, Incorporated
                by reference to the Funds Registration Statement on Form 10 filed with the Securities and Exchange Commission on
                July 2, 1997.

3(ii)   	Bylaws of the Company, Incorporated by reference to the Funds Registration Statement on Form 10 filed with the
                Securities and Exchange Commission on July 2, 1997.

4.1     	Form of Subscription Agreement between the Company and Individual Investors, Incorporated by reference to the
                Funds Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 2, 1997.

4.2     	Form of Subscription Agreement between the Company and Institutional Investors, Incorporated by reference to the
                Funds Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 2, 1997.

4.3     	Form of Subscriptions Agreement between the Company and Individual Investors Purchasing Through the Placement
                Agent (including Investor Questionnaire), Incorporated by reference to the Funds Registration Statement on Form
                10 filed with the Securities and Exchange Commission on July 2, 1997.

4.4     	Form of Subscription Agreement between the Company and Institutional Investors Purchasing Through the Placement
                Agent (including Investor Questionnaire), Incorporated by reference to the Funds Registration Statement on Form
                10 filed with the Securities and Exchange Commission on July 2, 1997.

10.1    	Form of Custodian Agreement between the Company and BankBoston, N.A., Incorporated by reference to the Funds
                Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 2, 1997.

10.2    	Form of Stock Transfer Agent Fee Services Agreement between the Company and BankBoston, N.A., Incorporated by reference to the Funds Registration Statement on Form 10 filed with the Securities and Exchange Commission on
                July 2, 1997.

10.3    	Form of Intercreditor Agreement between the Company and Venture Lending & Leasing, Inc., Incorporated by reference to the Funds Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 2, 1997.

10.4	        Form of Management Agreement between the Company, Westech Investment Advisors, Inc. and Siguler Guff Advisers,
                LLC., Incorporated by reference to the Funds Registration Statement on Form 10 filed with the Securities and
                Exchange Commission on July 2, 1997.

10.5	        Form of Engagement Letter between Robertson, Stephens & Company LLC and Westech Investment Advisors, Inc.,
                Incorporated by reference to the Funds Registration Statement on Form 10 filed with the Securities and Exchange
                Commission on July 2, 1997.

(b)	REPORTS ON FORM 8-K
The Fund filed no reports on Form 8-K with the Commission during the fiscal quarter ended June 30, 2001.

                                   SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING II, INC.
(Registrant)

By:	/S/ Ronald W. Swenson		    By:	     /S/ Brian R. Best
       ---------------------------                   -----------------------
Ronald W. Swenson		            Brian R. Best
Chairman and Chief Executive Officer        Chief Financial Officer
Date:	September 28, 2001		    Date:   September 28, 2001

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                                  TITLE                                 DATE

By:	/S/ Arthur Aeder                            Director                        September 28, 2001
       ------------------------------
Arthur Aeder

By:	/S/ John F. Cogan                           Director                        September 28, 2001
       ------------------------------
John F. Cogan

By:	/S/ Salvador O. Gutierrez             President & Director                  September 28, 2001
        -----------------------------
Salvador O. Gutierrez

By:	/S/ S. Allan Johnson                        Director                        September 28, 2001
        -----------------------------
S. Allan Johnson

By:	/S/ Louis Moelchert                         Director                        September 28, 2001
        -----------------------------
Louis Moelchert

By:	/S/ Ronald W. Swenson                    CEO & Director                     September 28, 2001
        -----------------------------
Ronald W. Swenson

By:	/S/ George H. Von Gehr                      Director                        September 28, 2001
        -----------------------------
George H. Von Gehr




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Venture Lending & Leasing II, Inc.:

We have audited the accompanying statements of financial position of Venture Lending & Leasing II, Inc. (a Maryland corporation) as of June 30, 2001 and 2000, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture Lending & Leasing II, Inc. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As explained in Note 10 to the financial statements, effective October 1, 1999, the Fund changed its method of accounting for incentive management fees.



/S/Arthur Andersen LLP

San Francisco, California,
August 10, 2001

                       VENTURE LENDING & LEASING II, INC.

                       STATEMENTS OF FINANCIAL POSITION
                         AS OF JUNE 30, 2001 AND 2000

                                                                                          2001               2000
                                                                                    --------------      --------------
                                         ASSETS

Loans, at estimated fair value (cost: $139,174,204 and $158,723,975 in               $ 130,696,313       $ 156,293,975
2001 and 2000, respectively)
Investments in securities, at estimated fair value (cost: $3,605,714 and                15,633,551          19,919,042
$4,080,486 in 2001 and 2000, respectively)
Cash and cash equivalents                                                               57,333,474           6,226,455
Other assets                                                                               328,726             692,001
                                                                                    ---------------     ---------------
	Total assets                                                                 $ 203,992,064       $ 183,131,473
                                                                                    ===============     ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Bank loans                                                                           $ 64,386,884         $ 65,024,316
Accrued management and incentive fees                                                  28,438,432           22,107,359
Accounts payable and other accrued liabilities                                          2,482,481            2,312,625
                                                                                    ---------------     ---------------
	Total liabilities                                                              95,307,797           89,444,300
                                                                                    ---------------     ---------------
Shareholders' equity:
Common stock, $0.001 par value:
  Authorized-200,000 shares
  Issued and outstanding-101,159 and 90,530 shares in 2001 and 2000,
   respectively                                                                               101                   91
Capital in excess of par value                                                        109,999,899           98,999,909
Accumulated distributions                                                            (118,378,249)         (93,765,322)
Accumulated earnings                                                                  117,062,516           88,452,495
                                                                                    --------------       -------------
	Total shareholders' equity                                                    108,684,267           93,687,173
                                                                                    --------------       -------------
	Total liabilities and shareholders' equity                                  $ 203,992,064        $ 183,131,473
                                                                                    ==============       =============

	The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                           STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                        2001                  2000
                                                                                  ----------------      ---------------
INVESTMENT INCOME:
  Interest on loans                                                                   $26,853,551          $16,526,496
  Interest on short-term investments                                                    1,108,927              810,453
                                                                                  ----------------      ---------------
	Total investment income                                                        27,962,478           17,336,949
                                                                                  ----------------      ---------------
EXPENSES:
  Management fees                                                                       5,672,500            3,655,548
  Interest expense                                                                      5,707,375            3,358,265
  Other operating expenses                                                                565,326              944,296
                                                                                  ----------------      ---------------
	Total expenses                                                                 11,945,201            7,958,109
                                                                                  ----------------      ---------------
	Net investment income                                                          16,017,277            9,378,840

NET CHANGE IN UNREALIZED GAIN FROM INVESTMENTS                                        (11,262,938)           2,559,583

NET REALIZED GAIN FROM INVESTMENTS                                                     30,962,536           82,956,596

INCENTIVE FEE                                                                          (7,106,854)         (18,779,301)
                                                                                  ----------------      ---------------
	Income before cumulative effect on prior years of a change in
	accounting principle                                                           28,610,021           76,115,718

CUMULATIVE EFFECT ON PRIOR YEARS OF A CHANGE IN ACCOUNTING
PRINCIPLE (Note 10)                                                                             -           (2,174,665)
                                                                                  ----------------      ---------------
	Net income                                                                   $ 28,610,021         $ 73,941,053
                                                                                  ================      ===============
AMOUNTS PER COMMON SHARE:
  Income before cumulative effect of a change in accounting principle                     $286.87            $1,183.35
  Cumulative effect on prior years of a change in accounting principle (Note 10)                -               (33.81)
                                                                                  ----------------      ---------------
	Net income                                                                        $286.87            $1,149.54
                                                                                  ================      ===============
WEIGHTED AVERAGE SHARES OUTSTANDING                                                        99,732               64,322

PRO FORMA AMOUNTS ASSUMING THE NEW METHOD IS APPLIED
  RETROACTIVELY (Note 10):
     Net income                                                                       $28,610,021          $76,115,718
     Net income per common share                                                          $286.87            $1,183.35

	The accompanying notes are an integral part of these statements.

                       VENTURE LENDING & LEASING II, INC.

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                   COMMON STOCK        CAPITAL IN                       ACCUMULATED
                              ---------- ----------    EXCESS OF                        EARNINGS
                               SHARES      AMOUNT      PAR VALUE       DISTRIBUTION     (DEFICIT)        TOTAL
                              ----------  ----------  ---------------  ---------------  ---------------  ---------------
BALANCE, JUNE 30, 1999          44,000         $44       $43,999,956      $(3,047,110)     $14,511,442      $55,464,332

  Sales of common stock         46,530          47        54,999,953                -                -       55,000,000
  Net income                         -           -                 -                -       73,941,053       73,941,053
  Distributions                      -           -                 -       (90,718,212)              -      (90,718,212)
                              ----------  ----------  ---------------  ---------------  ---------------  ---------------
BALANCE, JUNE 30, 2000          90,530          91        98,999,909       (93,765,322)     88,452,495       93,687,173
  Sales of common stock         10,629          10        10,999,990                -                -       11,000,000
  Net income                         -           -                 -                -       28,610,021       28,610,021
  Distributions                      -           -                 -       (24,612,927)              -      (24,612,927)
                              ----------  ----------  ---------------  ---------------  ---------------  ---------------
BALANCE, JUNE 30, 2001         101,159        $101      $109,999,899     $(118,378,249)    $117,062,516    $108,684,267
                              ==========  ==========  ===============  ===============  ===============  ===============

	The accompanying notes are an integral part of these statements.

                     VENTURE LENDING & LEASING II, INC.

                         STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                                                                             2001            2000
                                                                                        ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                              $28,610,021       $73,941,053
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred assets, net of additions                                          93,543           (40,302)
     Net realized gain from investments                                                    (30,962,536)      (82,956,596)
     Net change in unrealized gain from investments                                         11,262,938        (2,559,583)
     Increase in other assets                                                                 (147,139)         (462,519)
     Net increase in accounts payable, other accrued liabilities and management fees         5,513,472        22,245,345
                                                                                        ----------------  ---------------
		Net cash provided by operating activities                                   14,370,299        10,167,398
                                                                                        ----------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of loans                                                                     (79,348,494)     (134,976,136)
  Principal payments on loans                                                               95,703,783        53,754,169
  Acquisition of warrants and stocks                                                        (1,908,842)       (5,731,754)
  Proceeds from sale of securities                                                          36,540,632        49,623,594
                                                                                        ----------------  ---------------
		Net cash provided by (used in) investing activities                         50,987,079       (37,330,127)
                                                                                        ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of common stock                                                                     11,000,000        55,000,000
  Cash distributions to shareholders                                                       (24,612,927)      (51,296,830)
  Loan from bank                                                                            30,974,005        39,946,234
  Repayment of bank loans                                                                  (31,611,437)      (12,130,128)
                                                                                        ----------------  ---------------
		Net cash provided by (used in) financing activities                        (14,250,359)       31,519,276
                                                                                        ----------------  ---------------
		Net increase in cash and cash equivalents                                   51,107,019         4,356,547
CASH AND CASH EQUIVALENTS:
Beginning of year                                                                            6,226,455         1,869,908
                                                                                        ----------------  ---------------
End of year                                                                               $ 57,333,474       $ 6,226,455
                                                                                        ================  ===============
CASH PAID DURING THE YEAR FOR INTEREST                                                      $5,690,189        $3,348,938

NONCASH TRANSACTIONS: Distributions of investment securities to shareholders                         -        39,421,382

	The accompanying notes are an integral part of these statements.

                    VENTURE LENDING & LEASING II, INC.

                      NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION AND OPERATIONS OF THE COMPANY:

Venture Lending & Leasing, II, Inc. (the Fund) was incorporated in Maryland on May 19, 1997, as a nondiversified closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on September 15, 1997, the Fund had no operations other than the sale to Westech Investment Advisors, Inc. (Westech Advisors) of 50 shares of common stock, $0.001 par value, for $50,000. As of June 30, 2001, the Fund has met the requirements, including diversification requirements, to qualify as a regulated investment company
(RIC) under the Internal Revenue Code of 1986 and filed for such registration.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and demand deposits in banks with original maturities of 90 days or less.

VALUATION OF LOANS AND INVESTMENTS

Venture loans are privately negotiated transactions, and there is no established trading market in which such loans can be sold. Investments in loans are valued at their original purchase price less amortization of principal unless, pursuant to procedures established by the Fund's Board of Directors, the Fund's managers determine that amortized cost does not represent fair value.

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

Warrants that are received in connection with loan transactions generally will be assigned a minimal value at the time of acquisition. Thereafter, warrants on equity securities with readily ascertainable market values will be assigned a fair value based on the difference, if any, between the exercise price of the warrant and the market value of the equity securities for which the warrant may be exercised, adjusted for illiquidity.

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

NONACCRUAL LOANS

The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status.
Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the valuation of loans.
Loans with a fair value of $3,232,126 and $1,100,372 and a cost of $11,710,017 and $3,530,372 have been classified as nonaccrual at June 30, 2001 and 2000, respectively.

COMMITMENT FEES

Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is included in unearned income and is recognized as described above.

INTEREST RATE SWAPS

The Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 133, "Accounting for
Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Fund, SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings. The Fund adopted SFAS No. 133 effective July 1, 2000.

The fund enters into interest rate swap and interest rate cap transactions to hedge its interest rate on its bank loans. The net interest received or paid on the transactions is included in interest expense. The fair value of the swap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investments.

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

3. SUMMARY OF INVESTMENTS:

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance the borrower up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2001 and 2000, the Fund's investments in loans are entirely within the United States and are diversified among the following industries. The percentage of net assets (shareholders' equity) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage
(debt) as a means of financing investments.)

                                                                                ESTIMATED FAIR VALUE
                                                                     --------------------  --------------------
                                                                              2001                 2000
                                                                     --------------------  --------------------
Application service providers:
  Agilera                                                                        $721,888            $1,125,574
  Jamcracker                                                                    3,275,039             3,090,862
                                                                     --------------------  --------------------
	Total application service providers
        (3.7% and 4.5% of net assets)                                           3,996,927             4,216,436
                                                                     --------------------  --------------------
Biotech:
  Aesgen, Inc.                                                                 $1,978,271            $1,737,299
  Cellgate, Inc.                                                                  547,334               941,617
  Ceres, Inc.                                                                   1,413,230             2,083,664
  Genteric, Inc.                                                                   95,818               178,709
  Nobex Corporation                                                               552,535               769,012
  Origen Therapeutics, Inc.                                                       646,477               443,226
  Zyomyx, Inc.                                                                  3,957,349             1,690,040
                                                                     --------------------  --------------------

	Total biotech (8.5% and 8.4% of net assets)                             9,191,014             7,843,567
                                                                     --------------------  --------------------
Communications equipment:
  Amber Networks, Inc.                                                          2,397,193             2,031,887
  Astral Point Communications                                                     778,224                     -
  Calient Networks                                                                608,477                     -
  Cisco Systems (Cerent Corporation)                                            1,004,881             2,337,260
  Cisco Systems (Jetcell, Inc.)                                                   441,933               603,647
  Corvis Corporation                                                                    -             6,329,606
  Cosine Communications, Inc.                                                     906,303             1,963,665
  Cyras Systems, Inc.                                                                   -             4,237,707
  Longboard                                                                       340,986               680,940
  Metro-Optix, Inc.                                                             4,198,273             3,148,898
  Nexsi                                                                         2,718,778                     -
  Nishan Systems, Inc.                                                          3,716,482             2,722,886
  Optical Solutions, Inc.                                                       3,934,927             3,320,862
  Procket Networks                                                              1,193,118                     -
  Ramp Networks, Inc.                                                                   -             4,301,897
  Taqua Systems, Inc.                                                           2,112,262             2,913,934
  Terawave Communications                                                       4,395,073                     -
                                                                     --------------------  --------------------
	Total communications equipment
                      (26.4% and 36.9%)                                        28,746,910            34,593,189
                                                                     --------------------  --------------------

Communications service providers:
  Colo.com                                                                        240,617               296,126
  Equinix, Inc.                                                                 4,413,516             5,891,032
  Exodus Communications, Inc.                                                     619,826             1,688,299
  IASIA Works, Inc.                                                                     -               355,549
  NewEdge Networks Corp.                                                                -             3,752,776
  Telera, Inc.                                                                  3,875,179             2,308,729
  Totality                                                                        490,238                     -
  UM Communications, Inc.                                                       2,025,093             9,278,082
  USInternetworking, Inc.                                                               -             5,723,121
                                                                     --------------------  --------------------
	Total communications service providers
        (10.7% and 31.3%)                                                      11,664,469            29,293,714
                                                                     --------------------  --------------------

                                                                     --------------------  --------------------
                                                                              2001                 2000
                                                                     --------------------  --------------------
Computers and peripherals:
  Andes Networks                                                                  232,234                     -
  Applied Magnetics Corporation (DAS Devices, Inc.)                                     -                60,000
  Intera Systems, Inc.                                                                  -               208,403
  Quantum 3D                                                                            -                87,664
  Zayante, Inc.                                                                    49,790                74,999
                                                                     --------------------  --------------------
	Total computers and peripherals
        (0.3% and 0.5%)                                                           282,024               431,066
                                                                     --------------------  --------------------
Internet:
  Adforce                                                                         $51,169              $144,336
  Be Vocal, Inc.                                                                2,026,465             2,773,904
  Bridgespan                                                                    1,889,887                     -
  Coremetrics                                                                   1,564,860                     -
  Do Dots, Inc.                                                                         -             1,108,656
  Ectone                                                                          503,292                     -
  Eletter, Inc.                                                                    79,878             1,325,289
  Google                                                                        6,822,899             5,144,393
  Intanda (Backflip, Inc.)                                                      1,624,316             1,267,541
  Keynote Systems Incorporated                                                    139,797               293,690
  Netratings                                                                      114,931               209,928
  Postini                                                                         785,035                     -
  Private Express.com                                                             352,160               375,600
  Quin Street, Inc.                                                             2,907,947               475,824
  RivalWatch                                                                       65,681                     -
  Slam Dunk Networks                                                              194,178                     -
  Tradec.com                                                                      224,043               317,966
  Viquity                                                                         326,894                     -
  Vividence Corporation                                                         3,487,995               195,575
                                                                     --------------------  --------------------
	Total Internet (21.3% and 14.6%)                                       23,161,427            13,632,702
                                                                     --------------------  --------------------
Medical devices:
  Aerogen, Inc.                                                                         -               134,198
  Heartstent Corporation                                                           42,288                76,618
  Intratherapeutics, Inc.                                                               -             1,500,437
  Pi Medical, Inc.                                                                 63,632                23,894
  Spinal Concepts, Inc.                                                                 -               215,712
  Survivalink Corporation                                                         244,194               664,789
  Vascular Innovations, Inc.                                                      729,744               338,373
  Visionary BioMedical (Myelotec, Inc.)                                            87,619               207,650
  Volumetrics Medical Imaging, Inc.                                                     -               692,449
                                                                     --------------------  --------------------
	Total medical devices (1.1% and 4.1%)                                   1,167,477             3,854,120
                                                                     --------------------  --------------------
Photonics:
  LightLogic, Inc.                                                                      -             4,917,608
  Lightwave Microsystems Corporation                                               84,027               221,240
  New Focus, Inc.                                                                 235,959               472,949
  Newport Communications, Inc.                                                          -             1,902,753
  Novalux, Inc.                                                                 4,849,403             1,583,761
  Tsunami Optics                                                                  705,253                     -
                                                                     --------------------  --------------------
	Total photonics (5.4% and 9.7%)                                         5,874,642             9,098,311
                                                                     --------------------  --------------------

                                                                     --------------------  --------------------
                                                                              2001                 2000
                                                                     --------------------  --------------------
Semiconductors:
  Abrizio                                                                        $616,039              $985,688
  Catamaran Communications                                                      1,654,065                     -
  Chameleon Systems, Inc.                                                       2,886,890             2,554,727
  Hot Rail, Inc.                                                                  260,900               718,041
  Icompression, Inc.                                                            1,798,759             2,615,481
  Ishoni Networks                                                               4,336,061             4,344,341
  Matrix Semiconductor, Inc.                                                    3,239,625               875,548
  nDSP Corporation                                                              1,266,844               959,454
  Nucore Technology, Inc.                                                         793,850             1,094,617
  Quantum Effect Design, Inc.                                                           -             1,410,938
  Sandcraft, Inc.                                                               1,780,286             3,322,575
  Telecruz Technology, Inc.                                                     1,677,203             1,741,824
  Transmeta Corporation                                                         1,045,104             1,692,610
  Triscend Corporation                                                            532,285               751,839
  VxTel, Inc.                                                                   1,101,277               515,232
                                                                     --------------------  --------------------
	Total semiconductors (21.2% and 25.2%)                                 22,989,188            23,582,915
                                                                     --------------------  --------------------
Semiconductor equipment:
  Abpac, Inc.                                                                           -               347,924
  Brooks Automations, Inc. (Smart Machines, Inc.)                                 449,594               908,780
  Primaxx Corporation                                                             292,643               394,324
  Silicon Genesis Corporation                                                   4,664,951             6,100,001
  Torrex Equipment Corporation                                                  3,110,060               857,334
                                                                     --------------------  --------------------
  	Total semiconductor equipment
	(7.8% and 9.2%)                                                         8,517,248             8,608,363
                                                                     --------------------  --------------------
Software:
  Believe                                                                       1,089,970                     -
  Broad Daylight, Inc.                                                            623,927               872,943
  CoWare, Inc.                                                                    712,637               368,971
  di Carta, Inc.                                                                  658,115               716,756
  E.piphany                                                                       277,648               448,865
  Mineshare, Inc.                                                                 173,708               300,439
  North Systems                                                                    77,521                     -
  On Demand, Inc.                                                               1,966,857             1,108,301
  Open Telephone Networks, Inc.                                                   145,871               195,741
  Optimal Networks                                                                      -               321,883
  Personic Software, Inc.                                                       1,116,158             1,607,782
  Steeleye Technology, Inc.                                                     2,573,538             2,784,051
  Sycon Design, Inc.                                                              120,934               203,616
  Taviz Technology, Inc.                                                        1,078,517             1,746,226
  Ten North, Inc.                                                                       -               793,913
  0-in Design Automation Inc.                                                     357,075               249,318
  Xpede, Inc.                                                                           -             4,984,918
  Zoneworks, Inc.                                                                 348,444             1,009,130
                                                                     --------------------  --------------------
	Total software (10.4% and 18.9%)                                       11,320,920            17,712,853
                                                                     --------------------  --------------------
Other:
  AtomicTangerine                                                               1,453,616                     -
  Lumenare                                                                        406,972               489,455
  Offroad Capital                                                                 409,404               570,162
  WebVan-Bay Area, Inc.                                                         1,514,075             2,367,122
                                                                     --------------------  --------------------
	Total other (3.5% and 3.7%)                                             3,784,067             3,426,739
                                                                     --------------------  --------------------
	Total loans (cost: $139,174,204
        and $158,723,975)                                                    $130,696,313          $156,293,975
                                                                     ====================  ====================

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2001 and 2000, the Fund has unfunded commitments to borrowers of $106,558,962 and $171,334,762, respectively. At June 30, 2001, $26,957,824 of these commitments remain unexpired.

Included in the net change in unrealized gain from investment transactions for the years ended June 30, 2001 and 2000, is an unrealized loss on loans of $6,047,891 and $309,125, respectively. This amount represents a reduction in the estimated fair value of loans determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors.

The Fund's investments in warrants are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

                                                            2001
                                              ---------------- ----------------
                                                Estimated        Percentage of
                                                Fair Value       Net Assets
                                              ---------------- ----------------
Communication equipment                             $4,793,351            4.41%
Other warrants                                       2,709,430            2.49
                                              ---------------- ----------------
	Total warrants (cost: $2,583,275)           $7,502,781            6.90%
                                              ================ ================

                                                            2000
                                              ---------------- ----------------
                                                Estimated        Percentage of
                                                Fair Value       Net Assets
                                              ---------------- ----------------
Photonics:
  New Focus                                         $5,988,168             6.4%
  Other photonics                                      160,900             0.2
                                               --------------- ----------------
	Total photonics                              6,149,068             6.6

Communications service providers                       633,919             0.7
Other warrants                                       4,249,484             4.5
                                               --------------- ----------------
	Total warrants (cost: $2,531,400)          $11,032,471             11.8%
                                               --------------- ----------------

The Fund's investments in stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals, as follows:

                                                                   2001
                                               --------------- --------------- ---------------
                                                  SHARES          ESTIMATED     PERCENTAGE OF
                                                                  FAIR VALUE    NET ASSETS
                                               --------------- --------------- ---------------
Photonics                                              310,009      $5,141,284           4.73%
Other common stock                                     347,668       2,989,486           2.75
                                               --------------- --------------- ---------------
	Total common stock (cost: $1,022,439)          657,677      $8,130,770           7.48%
                                               =============== =============== ===============

                                                                   2000
                                               --------------- --------------- ---------------
                                                  SHARES          ESTIMATED     PERCENTAGE OF
                                                                  FAIR VALUE    NET ASSETS
                                               --------------- --------------- ---------------
Semiconductors                                         115,303      $5,763,508            6.2%
Software                                               166,064       3,123,063            3.3
                                               --------------- --------------- ----------------
	Total common stock (cost: $1,549,086)          281,367      $8,886,571            9.5%
                                               =============== =============== ================

4. WARRANTS AND STOCK:

At June 30, 2001 and 2000, the Fund held warrants to purchase shares of common and preferred stock in 85 and 87 companies, respectively, of which 10 and 5, respectively, were publicly traded. The warrants issued by private companies whose equity securities do not have a readily ascertainable market value are carried at a minimal value assigned at the time of acquisition. These privat warrants had a value of $2,192,475 and $2,378,400 at June 30, 2001 and 2000,
respectively. The following is a summary of the activity for investments in warrants and investments in stocks for the years ended June 30, 2001 and 2000:

                                                    2001           2000
                                                ------------  ------------
Investments in warrants:
  Balance, beginning of year                     $11,032,471   $14,390,205
    Net acquisition of warrants                      556,275     1,835,100
    Conversion of warrants to stock                 (239,500)     (680,750)
    Write-off of warrants                           (264,900)     (124,000)
    Net change in unrealized gain                 (3,581,565)   (4,388,084)
                                                ------------  ------------
  Balance, end of year                            $7,502,781   $11,032,471
                                                ============  ============

Investments in stocks:
  Balance, beginning of year                      $8,886,571      $104,658
    Net acquisition of stock                       1,352,567     3,896,657
    Conversion of warrants to stock                  239,500       680,750
    Cost basis of stock sold                      (2,112,048)   (3,052,286)
    Write-off of stock                                (6,666)            -
    Net change in unrealized gain                   (229,154)    7,256,792
                                                 ------------  ------------
  Balance, end of year                            $8,130,770    $8,886,571
                                                 ============  ============

5. LONG-TERM DEBT FACILITY:

As of June 30, 2001 and 2000, the Fund had in place a revolving credit warehouse facility to finance the acquisition of asset-based loans. The Fund was eligible to borrow up to $43 million and $52 million as of June 30, 2001 and 2000 respectively. Outstanding balances bear interest at either the financial institution's prime rate or 1.75 percent above LIBOR for 2001 and
1.25 percent above LIBOR for 2000, which at June 30, 2001 and 2000, was 5.584 percent and 6.684 percent, respectively. The Fund pays a commitment fee of
0.25 percent annually on the total average amount of unused commitment with respect to this facility. The facility is due to expire on March 23, 2002.

Borrowings under the facility are collateralized by the receivables under loans with assignment to the financial institution plus other assets of the Fund.

As of June 30, 2001 and 2000, the Fund had $25.0 million and $15.0 million, respectively, outstanding under this facility.
The Fund also has in place a $50.0 million securitization debt facility to finance the acquisition of asset-based loans. The principal balance is a 40-month term loan. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. The balance amortizes on a monthly basis. At June 30, 2001 and 2000, were $39.4 million and $50.0 million, respectively, outstanding under this facility. The interest rate on this facility varies monthly and is calculated as the bank's rate for commercial paper on the date of reconciliation plus .55 percent. At June 30, 2001 and 2000, this rate was 4.3325 percent and 6.7875 percent, respectively.

The required aggregate debt principal payments for the remaining four years are as follows:

                                   YEAR           PRINCIPAL
                                                  PAYMENTS
                                  ----------   -------------
                                  2002           $20,239,658
                                  2003            15,911,416
                                  2004             3,011,840
                                  2005               199,654
                                               -------------
                                                 $39,362,568
                                               =============

6. INTEREST RATE SWAPS:

At June 30, 2001, the Fund had an interest swap and an interest rate cap transaction outstanding with total notional principal amounts of $45 million and $5 million, respectively, to convert floating rate liabilities to fixed rates as follows:

- An interest rate swap with a notional amount of $45 million whereby the Fund pays a fixed rate of 6.38 percent and receives from the counterparty a floating 30-day commercial paper rate. Payments are made monthly and terminate on July 26, 2004.

- An interest rate cap with a notional amount of $5 million whereby the Fund pays a fixed rate of 6.38 percent and receives from the counterparty a floating 30-day H5 commercial paper rate. The counterparty is only obligated to pay the Fund when the variable rate exceeds the fixed rate. When interest rates are lower than 6.38 percent, no extra interest is paid by the Fund. Payments are made monthly and terminate on July 26, 2004.

7. CAPITAL STOCK:

As of June 30, 2001 and 2000, there are 200,000 shares of $0.001 par value common stock authorized, and 101,159 and 90,530 shares are issued and outstanding, respectively.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least 15 days before payment is due. Based on $110 million of subscriptions received by the final closing during December 1997, all commitments have been funded and no uncalled capital commitments remained outstanding as of June 30, 2001.

8. EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income by the weighted-average common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no options, preferred stock or other instruments that would be potential common shares; thus, reported basic and diluted earnings are the same.

9. MANAGEMENT:

Westech Advisors serves as the Fund's investment manager, and Siguler Guff Advisers, L.L.C. (the Adviser) serves as adviser to Westech Advisors with respect to Westech Advisors' administrative duties to the Fund. As compensation for their services to the Fund, Westech Advisors and the Adviser, together, will receive a management fee (the Management Fee) at an annual rate of 2.5 percent of the Fund's committed capital, computed and paid quarterly for the first two years following the Fund's initial private offering and at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter. Fees of $5,672,500 and $3,655,548 were recognized for the years ended June 30, 2001 and 2000, respectively.

In addition to the Management Fee, Westech Advisors and the Adviser (the Managers) will together receive a monthly incentive fee (the Incentive Fee) after shareholders have received a return of funds (Payout) equal to the following: (a) cumulative dividends and distributions equal to 100 percent of all amounts paid, as of the date of calculation, by shareholders to the Fund (and not including placement fees paid to the placement agent by certain of the shareholders) for the purchase of shares plus (b) a preferred return on all amounts contributed, as of the date of calculation, equal to an 8 percent cumulative noncompounded annual return on such amounts. After Payout has been achieved, all amounts available to be paid as dividends and distributions to shareholders in accordance with the Fund's distribution policies will be distributed as follows: 80 percent as dividends to the Fund's shareholders and 20 percent to the Managers as the Incentive Fee. The Incentive Fee shall not be paid until the Fund is no longer permitted to make capital calls under the subscription agreements or irrevocably waives any right to do so. The Incentive Fee expense for the years ended June 30, 2001 and 2000, was $7,106,854 and $20,953,966, respectively (see Note 10). The amounts paid to the Managers based on the Funds' distribution policies were $889,754 and $0 for the years ended June 30, 2001 and 2000, respectively.

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

The pro forma amounts presented with the results of operations for the year ended June 30, 2000, reflect the effect of retroactive application of the Incentive Fee had the provision for Incentive Fees been made during prior years.

11. SUBSEQUENT EVENT:

On July 23, 2001, the Fund distributed $40,000,339 to shareholders. This distribution represents 36.4 percent of total capital invested in the Fund.