Form 10-Q
period 2001-09-30
VENTURE LENDING & LEASING II INC
filed 2001-11-09
CIK 1039802

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2001


[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________


                      Commission file number 814-00141

                      Venture Lending & Leasing II, Inc.
           (Exact Name of Registrant as specified in its charter)

         Maryland                                        77-0456589
         --------                                        ----------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)
	or organization)

           2010 North First Street, Suite 310, San Jose, CA 95131
           ------------------------------------------------------
	(Address of principal executive offices) 	(Zip Code)

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
Yes X No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


             Class                         Outstanding as of November 9, 2001
        ----------------                  -----------------------------------
  Common Stock, $.001 par value	                        101,159


Page 1 of 15



                         VENTURE LENDING & LEASING II, INC.

                                      INDEX

                                                                                         PAGE NUMBER

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Statements of Financial Position (Unaudited)                                          3
        September 30, 2001 and June 30, 2001

        Statements of Operations (Unaudited)                                                  4
        Three Months ended September 30, 2001 and 2000

        Statements of Changes in Shareholders' Equity (Unaudited)                             5
        For the year ended June 30, 2001 and the Three Months ended
        September 30, 2001

        Statements of Cash Flows (Unaudited)                                                  6
        Three Months ended September 30, 2001 and 2000

        Notes to Financial Statements                                                         7 - 11

Item 2.	Management's Discussion and Analysis of Financial                                    11 - 13
	Condition and Results of Operations

Item 3. Quantitative & Qualitative Disclosure About Market Risk                              13 - 14

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings                                                                    14

Item 2.	Changes in Securities & Use of Proceeds                                              14

Item 3.	Defaults upon Senior Securities                                                      14

Item 4.	Submission of Matters to a Vote of Security Holders                                  14

Item 5.	Other Information                                                                    14

Item 6.	Exhibits                                                                             14

SIGNATURES                                                                                   15



                      VENTURE LENDING & LEASING II, INC.

                 STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

                                                                             September 30, 2001              June 30, 2001
                                                                             ------------------              --------------

ASSETS

Loans, at estimated fair value,	                                                   $111,824,576               $130,696,313
 (Cost of $121,637,467 and $139,174,204)
Investments in securities, at estimated fair value                                    8,123,638                 15,633,551
 (Cost of $3,920,268 and $3,605,714)
Cash and cash equivalents                                                            14,915,449                 57,333,474
Other assets                                                                            364,506                    328,726
                                                                             ------------------              --------------

          Total assets                                                              135,228,169                203,992,064
                                                                             ==================              ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Bank loans	                                                                     52,374,870                 64,386,884
     Accrued management & incentive fees                                             16,703,303                 28,438,432
     Accounts payable and other accrued liabilities                                   2,711,159                  2,482,481
                                                                             ------------------              --------------

          Total liabilities                                                          71,789,332                 95,307,797
                                                                             ------------------              --------------

Shareholders' equity:
     Common stock, $.001 par value:
       Authorized - 200,000 shares
       Issued and outstanding - 101,159 shares                                              101                        101
     Capital in excess of par value                                                 109,999,899                109,999,899
     Distributions                                                                 (158,378,588)              (118,378,249)
     Accumulated earnings                                                           111,817,425                117,062,516
                                                                             ------------------              --------------
          Total shareholders' equity                                                 63,438,837                108,684,267
                                                                             ------------------              --------------

          Total liabilities and shareholders' equity                               $135,228,169               $203,992,064
                                                                             ==================              ==============

The accompanying notes are an integral part of these statements

                     VENTURE LENDING & LEASING II, INC.

                    STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

<CAPITAL>
                                                                                          2001                       2000
                                                                               ----------------           ----------------

INVESTMENT INCOME:
       Interest on loans                                                            $4,974,053                 $6,070,648
       Interest on short-term investments                                              115,487                    241,145
                                                                               ----------------           ----------------
          Total investment income                                                    5,089,540                  6,311,793
                                                                               ----------------           ----------------

EXPENSES:
      Management fees                                                                  845,176                  1,707,688
      Interest expense                                                                 890,725                  1,571,159
      Other operating expenses                                                         145,252                    126,756
                                                                               ----------------           ----------------
          Total expenses                                                             1,881,153                  3,405,603
                                                                               ----------------           ----------------
          Net investment income                                                      3,208,387                  2,906,190
                                                                               ----------------           ----------------

Net change in unrealized gain from investment transactions                          (9,709,854)                53,220,095
Net realized gain (loss) from investment transactions                                  (54,897)                 9,973,118
Incentive management fee                                                             1,311,273                (13,172,292)
                                                                               ----------------           ----------------
          Net Income (loss)                                                        $(5,245,091)               $52,927,111
                                                                               ================           ================
Amounts per common share:
                                                                               ----------------           ----------------
          Net Income (loss)                                                            $(51.85)                   $554.22
                                                                               ================           ================
Weighted average shares outstanding                                                    101,159                     95,498
                                                                               ================           ================

The accompanying notes are an integral part of these statements

                    VENTURE  LENDING & LEASING II, INC.

          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                   FOR THE YEAR ENDED JUNE 30, 2001 AND
                THE THREE MONTHS ENDED SEPTEMBER 30, 2001



                                       Common Stock           Capital in
                              -----------------------------   Excess of                          Accumulated
                                  Shares         Amount       Par Value       Distributions      Earnings            Total
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------

BALANCE, June 30, 2000               $90,530            $91      $98,999,909    $(93,765,322)     $88,452,495       $93,687,173

     Sales of common stock            10,629             10       10,999,990               -                -        11,000,000
     Distributions                         -              -                -     (24,612,927)               -       (24,612,927)
     Net income                            -              -                -               -       28,610,021        28,610,021
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------
BALANCE, June 30, 2001               101,159            101      109,999,899    (118,378,249)     117,062,516       108,684,267
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------

     Distributions                         -              -                -     (40,000,339)               -       (40,000,339)
     Net income                            -              -                -               -       (5,245,091)       (5,245,091)
                              --------------- -------------  ---------------  ---------------  ---------------  ----------------
BALANCE, September 30, 2001         $101,159           $101     $109,999,899   $(158,378,588)    $111,817,425       $63,438,837
                              =============== =============  ===============  ===============  ===============  ================

The accompanying notes are an integral part of these statements

                    VENTURE LENDING & LEASING II, INC.

                   STATEMENTS OF CASH FLOWS (UNAUDITED)
          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                          2001                       2000
                                                                               ----------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                               $(5,245,091)               $52,927,111
   Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Amortization of deferred assets (Net of Additions)                                  25,490                     36,324
   Unrealized loss (gain) from investment transactions                               9,709,854                (53,394,163)
   Net realized loss (gain) on investment transactions                                  54,897                 (9,973,118)
   Increase in other assets                                                            (61,269)                (9,478,987)
   Increase (decrease) in accounts payable and other
   accrued liabilities and management fees                                         (12,056,838)                13,222,659
                                                                               ----------------           ----------------
      Net cash used in operating activities                                         (7,572,957)                (6,660,174)
                                                                               ----------------           ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of loans                                                             (2,398,678)               (37,701,003)
   Principal payments on loans                                                      19,751,971                 15,838,075
   Proceeds from sale of securities                                                    203,547                 10,536,514
   Acquisition of warrants and stock                                                  (389,555)                  (658,166)
                                                                               ----------------           ----------------
    Net cash provided by (used in) investing activities                             17,167,285                (11,984,580)
                                                                               ----------------           ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Sales of common stock, net                                                                -                 11,000,000
   Distributions to shareholders                                                   (40,000,339)                (6,100,808)
   Loans from bank                                                                  10,637,432                 20,000,000
   Repayment of bank loans                                                         (22,649,446)                  (810,422)
                                                                               ----------------           ----------------
      Net cash provided by (used in) financing activities                          (52,012,353)                24,088,770
                                                                               ----------------           ----------------
      Net increase (decrease) in cash and cash equivalents                         (42,418,025)                 5,444,016

CASH AND CASH EQUIVALENTS:

   Beginning of period                                                              57,333,474                  6,226,455
                                                                               ----------------           ----------------
   End of period                                                                   $14,915,449                $11,670,471
                                                                               ================           ================
CASH PAID DURING THE PERIOD FOR:

Interest                                                                              $914,532                 $1,561,410

The accompanying notes are an integral part of these statements

                     VENTURE LENDING & LEASING II, INC.

                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            SEPTEMBER 30, 2001

1.  BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the three months ended September 30, 2001 and 2000, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2001.

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

APPLICATION SERVICE PROVIDERS
        Agilera                       $609,901
        Jamcracker                   2,849,824
                                   -----------

             Subtotal:  5.5%        $3,459,725


BIOTECHNOLOGY
        Aesgen                      $1,767,379
        Cellgate                       437,840
        Ceres                        1,228,957
        Genteric                        72,900
        Nobex                          492,403
        Origen Therapeutics            591,909
        Zyomyx                       3,570,588
                                   -----------

             Subtotal:  12.9%       $8,161,976


COMMUNICATION SERVICE PROVIDERS
        Colo.com                      $240,617
        Equinix                      4,006,504
        UM Communications            1,196,968
                                   -----------

             Subtotal:  8.6%        $5,444,089


COMMUNICATIONS EQUIPMENT
        Amber Networks              $2,104,227
        Astral Point Communications    716,788
        Calient Networks               590,446
        Cisco Systems [Cerent]         643,161
        Cisco Systems [JetCell]        396,043
        Cosine Communications          728,233
        Longboard                      247,053
        Metro-OptiX                  3,764,636
        Network Photonics              606,965
        Nexsi                        2,447,471
        Nishan Systems               3,426,004
        Optical Solutions            3,577,055
        Procket Networks             1,114,071
        Taqua                        1,882,580
        Terawave Communications      4,135,662
                                   -----------

             Subtotal:  41.6%      $26,380,395


COMPUTERS & PERIPHERALS
	Andes Networks                $209,231
	Zayante                         42,632
                                   -----------

             Subtotal:  0.4%          $251,863


INTERNET
        Adforce                        $51,169
        BeVocal                      1,817,398
        BridgeSpan                   1,729,719
        Coremetrics                  1,438,096
        ECtone                         449,116
        Eletter                         63,378
        Google                       6,112,923
        Intanda                      1,459,672
        Keynote Systems                 88,764
        NetRatings                      76,611
        Postini                        722,386
        PrivateExpress                 315,220
        QuinStreet                   2,581,400
        RivalWatch                      57,463
        Slam Dunk Networks             181,573
        Tradec.com                     197,843
        Viquity                        294,837
        Vividence                    3,177,159
                                   -----------

             Subtotal:  32.8%      $20,814,727


MEDICAL DEVICES
        HeartStent                     $32,658
        Pi Medical                      99,972
        SurVivaLink                    129,081
        Vascular Innovations           683,632
        Visionary BioMedical            48,657
                                   -----------

             Subtotal:  1.6%          $994,000

OTHER
        AtomicTangerine             $1,287,868
        Lumenare                       365,690
        OffRoad Capital                 59,404
        Webvan                         379,075
                                   -----------

             Subtotal:  3.3%        $2,092,037


PHOTONICS
        Cenix                       $1,276,895
        New Focus                      170,086
        Novalux                      4,518,986
        Tsunami Optics                 644,143
                                   -----------

             Subtotal:  10.4%       $6,610,110


SEMICONDUCTOR EQUIPMENT
        Brooks Automation             $323,550
        Primaxx                        264,867
        Silicon Genesis              4,260,708
        Torrex                       2,823,859
                                   -----------

             Subtotal:  12.1%       $7,672,984


SEMICONDUCTORS
        Abrizio                       $515,426
        Catamaran Communications     1,473,205
        Chameleon                    2,577,933
        HotRail                        153,098
        iCompression                 1,589,293
        Ishoni Networks              3,871,541
        Matrix Semiconductor         3,116,189
        nDSP                         1,095,750
        NuCORE                         709,545
        Sandcraft                    1,355,101
        TeleCruz                     1,492,006
        Transmeta                      865,198
        Triscend                       472,010
        VxTel                          953,414
                                   -----------

             Subtotal:  31.9%      $20,239,709


SOFTWARE
        Believe                     $1,055,534
        Broad Daylight                 551,906
        CoWare                         651,566
        diCarta                        588,241
        E.piphany [Octane Software]    229,927
        MineShare                      138,621
        North Systems                    7,493
        OnDemand                     1,762,099
        Open Telephone Networks        131,771
        Personic Software              982,506
        Steeleye Technology          2,302,823
        Sycon Design                    98,255
        Taviz Technology               893,936
        Zero-In Design                 308,283
                                   -----------

             Subtotal:  15.3%       $9,702,961
             Total:    176.3%     $111,824,576


As of September 30, 2001 loans with a cost basis of $11.8 million and a fair value of $2.0 million have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2001, the Fund has unfunded commitments to borrowers of $105.2 million. Of these commitments $88.2 million have expired and the Fund is not obligated to disburse them.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

 Industry                         Warrants and       Percentage of Shareholders'
                                  Stock Value        Equity (Net Assets)
-------------------------------- ------------------ -----------------------------
Application Service Provider               $50,000                         0.08%
Biotechnology                              181,500                         0.29%
Communication equipment                  2,542,854                         4.01%
Communication service provider             341,000                         0.54%
Computer and peripherals                    19,650                         0.03%
Internet                                   400,525                         0.63%
Medical devices                             58,463                         0.09%
Photonics                                3,332,180                         5.25%
Semiconductor                              422,916                         0.66%
Semiconductor equipment                    125,000                         0.20%
Software                                   612,550                         0.97%
Other                                       37,000                         0.06%
                                 ------------------------------------------------
      Total warrants and stock value    $8,123,638                        12.81%
                                 ================================================

No single security represented over 5% of net assets.

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


Item 2.	Management's Discussion and Analysis of Financial Condition and
------- ----------------------------------------------------------------
Results of Operations
---------------------

GENERAL

        Venture Lending & Leasing II, Inc. ("Fund") is a closed-end, non-diversified management investment company electing status as a business development company under the Investment Company Act of 1940 ("1940 Act"). The Fund's investment objective is to achieve a high total return. The Fund provides asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.

        The Fund's shares of Common Stock, $.001 par value ("Shares") were sold to subscribers pursuant to one or more capital calls to be made from time to time until September 30, 2001. The Fund has made ten capital calls since inception for a total of 100% of committed capital. Total committed capital as of December 31, 1998 was $110 million when the Fund stopped accepting new subscriptions.

        In addition to the historical information contained herein, this Quarterly Report contains certain forward-looking statements. The reader of this Quarterly Report should understand that all such forward-looking statement are subject to various uncertainties and risks that could affect their outcome. The Fund's actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments and competition effects as well as other factors. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund's business.

RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

        Total investment income for the three months ending September 30, 2001 and 2000 was $5.1 million and $6.3 million, respectively, of which $5.0 million and $6.1 million, consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans or application to the Fund's expenses and collection of late fees. The decrease in investment income is due primarily to the decrease in loans outstanding from September 30, 2000 to September 30, 2001.

        Expenses for the three months ended September 30, 2001 and 2000 were $1.9 million and $3.4 million, respectively. Management fees decreased from $1.7 million for the three months ended September 30, 2000 to $0.8 million for the three months ended September 30, 2001. This decrease was due to the decrease in total assets from which management fees are calculated. Interest expense decreased to $0.9 million for the three months ended September 30, 2001 from $1.6 million for the prior year period. This decrease was largely due to a decrease in the average debt outstanding as well as lower interest rates in general. Other operating expenses were $0.1 million for the three months ended September 30, 2001 and $0.1 million for the three months ended September 30, 2000.

        The Fund experienced a decrease in unrealized gain from investment transactions in the amount of $9.7 million for the three months ended September 30, 2001 as opposed to an increase of $53.2 million for the same three months in the prior year. The unrealized gains for the three months ended September 30, 2000 were unusually high due to the fact that there were an unusual number of equity transactions and relatively high valuations of the equity securities. The decrease in unrealized gain from investment transactions for the three months ended September 30, 2001 was due mostly to lower equity valuations as well as an adjustment to the fair value of certain loans. The Fund had $0.1 million of realized losses during the quarter ended September 30, 2001 compared to realized gains of $10.0 million for the same period in 2000. The realized gains in 2000 were the result of the sale of equity securities, while the realized losses in 2001 pertained mostly to a loan that was charged off during the quarter.

        Net income (loss) for the three months ended September 30, 2001 and September 30, 2000 was ($5.2 million) and $52.9 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES --  SEPTEMBER 30, 2001 AND  JUNE 30, 2001

        Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at September 30, 2001 and June 30, 2001. As of September 30, 2001 and June 30, 2001, 100% of this committed capital had been called and collected to fund investments in venture loans and to meet the Fund's expenses.

        The Fund has in place $85 million in debt facilities to finance the acquisition of asset-based loans. As of September 30, 2001 and June 30, 2001, $52.4 million and $64.4 million were outstanding under these facilities.

        The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At September 30, 2001 and June 30, 2000, the Fund had interest rate swap and cap transactions outstanding with a total notional principal amount of $46.2 million and $50.0 million, respectively. The effect of these swap transactions is to convert flexible rate commercial paper into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans acquired with the proceeds of each borrowing.

        As of September 30, 2001 and June 30, 2001, 11% and 28% respectively of the Fund's assets consisted of cash and cash equivalents. A majority of the cash held at June 30, 2001 was distributed in the first part of July, 2001.
The Fund continued to invest its assets in venture loans during the period, but has ceased making new commitments as of September 15, 2001. Amounts disbursed under the Fund's loan commitments increased by approximately $2.4 million during the three month period ended September 30, 2001. Net loan amounts outstanding after amortization decreased by approximately $18.9 million. Unfunded commitments decreased by approximately $1.3 million.


======================================================================================================================
As of:                      Amount                 Principal              Balance                Unfunded
                            Disbursed              Reduction              Outstanding            Commitments
-------------------------   --------------------   --------------------   --------------------   ---------------------
September 30, 2001                $316.9 million         $205.1 million         $111.8 million          $105.2 million
-------------------------   --------------------   --------------------   --------------------   ---------------------
June 30, 2001                     $314.5 million         $183.8 million         $130.7 million          $106.5 million
======================================================================================================================

        Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.

        At September 30, 2001 and June 30, 2001 the Fund has unfunded commitments to borrowers of $105.2 million and $106.5 million respectively.
Of these commitments, $88.2 million have expired and the Fund is not obligated to disburse them.


Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------- ---------------------------------------------------------

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

        The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $8.1 million at September 30, 2001 would have resulted in unrealized gains or losses and would have increased or decreased net income for the nine months by 1.5%.


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

        Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by 1.3% during the quarter. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.




PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings
-------   -----------------

               The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of these legal proceedings cannot at this time be predicted with certainty, the Fund does not expect these proceedings will have a material effect upon the Fund's financial condition or results of operation.

Item 2.   Changes in Securities and Use of Proceeds
-------   ------------------------------------------

               None

Item 3.   Defaults Upon Senior Securities
-------   ---------------------------------

               Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

               None


Item 5.  Other Information
-------  -----------------

		None

Item 6	Exhibits
------  --------

               None




SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

VENTURE LENDING & LEASING II, INC.
(Registrant)

By:     /S/ Ronald W. Swenson		By:     /S/ Brian R. Best
Ronald W. Swenson                       Brian R. Best
Chairman and Chief Executive Officer   Chief Financial Officer
Date:   November 9, 2001		Date:   November 9, 2001