Form 10-Q
period 2001-12-31
VENTURE LENDING & LEASING II INC
filed 2002-02-13
CIK 1039802

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2001

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
Yes Ö No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 9, 2002
Common Stock, $.001 par value	101,159

VENTURE LENDING & LEASING II, INC.

INDEX
Page Number
PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Position (Unaudited)	3
December 31, 2001 and June 30, 2001

Statements of Operations (Unaudited)	4
Three and Six Months ended December 31, 2001 and 2000

Statement of Changes in Shareholders' Equity (Unaudited)	5
For the year ended June 30, 2001 and the Six Months
ended December 31, 2001

Statements of Cash Flows (Unaudited)	6
Six Months ended December 31, 2001 and 2000

Notes to Financial Statements	7-11

Item 2. Management's Discussion and Analysis of Financial	12-14
Condition and Results of Operations

Item 3. Quantitative & Qualitative Disclosure About Market Risk	14-15

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Changes in Securities & Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

SIGNATURES	16

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	December 31, 2001	June 30, 2001
	-------------------------	------------------------
ASSETS
Loans, at estimated fair value,	$ 95,520,719	$ 130,696,313
(Cost of $98,427,992 and $139,174,204)
Investments in securities, at estimated fair value	17,603,386	15,633,551
(Cost of $4,182,652 and $3,605,714)
Cash and cash equivalents	11,617,285	57,333,474
Other assets	339,929	328,726
	-------------------------	------------------------
Total assets	125,081,319	203,992,064
	===============	==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Bank loans	47,339,616	64,386,884
Accrued management & incentive fees	15,618,086	28,438,432
Accounts payable and other accrued liabilities	2,764,886	2,482,481
	-------------------------	------------------------
Total liabilities	65,722,588	95,307,797
	-------------------------	------------------------
Shareholders' equity:
Common stock, $.001 par value:
Authorized - 200,000 shares
Issued and outstanding - 101,159 shares	101	101
Capital in excess of par value	109,999,899	109,999,899
Distributions	(169,578,926)	(118,378,249)
Accumulated earnings	118,937,657	117,062,516
	-------------------------	------------------------
Total shareholders' equity	59,358,731	108,684,267
	-------------------------	------------------------
Total liabilities and shareholders' equity	$ 125,081,319	$ 203,992,064
	===============	==============

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
	For the Three Months Ended December 31, 2001	For the Three Months Ended December 31, 2000	For the Six Months Ended December 31, 2001	For the Six Months Ended December 31, 2000
	---------------	---------------	---------------	---------------
INVESTMENT INCOME:
Interest on loans	$ 3,927,147	$ 7,238,375	$ 8,901,198	$ 13,309,023
Interest on short-term investments	78,778	271,772	194,265	512,917
	---------------	---------------	---------------	---------------
Total investment income	4,005,925	7,510,147	9,095,463	13,821,940
	---------------	---------------	---------------	---------------
EXPENSES:
Management fees	781,758	1,402,086	1,626,934	3,109,774
Interest expense	660,593	1,595,619	1,551,318	3,166,778
Other operating expenses	142,274	147,806	287,524	274,563
	---------------	---------------	---------------	---------------
Total expenses	1,584,625	3,145,511	3,465,776	6,551,115
	---------------	---------------	---------------	---------------
Net investment income	2,421,300	4,364,636	5,629,687	7,270,825
	---------------	---------------	---------------	---------------
Net change in unrealized gain from investment transactions	16,302,890	(31,503,329)	6,593,036	21,716,766
Net realized gain (loss) from investment transactions	(9,823,900)	(305,787)	(9,878,797)	9,667,332
Incentive management fee	(1,780,058)	5,477,828	(468,785)	(7,694,464)
	---------------	---------------	---------------	---------------
Net Income (loss)	$ 7,120,232	$ (21,966,652)	$ 1,875,141	$ 30,960,459
	=========	=========	=========	=========
Amounts per common share:	---------------	---------------	---------------	---------------
Net Income (loss)	$ 70.39	$ (217.15)	$ 18.54	$ 314.87
	=========	=========	=========	=========
Weighted average shares outstanding	101,159	101,159	101,159	98,328
	=========	=========	=========	=========

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING II, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE YEAR ENDED JUNE 30, 2001 AND

THE SIX MONTHS ENDED DECEMBER 31, 2001
	Common Stock ---------------------		Capital in Excess of		Accumulated
	Shares	Amount	Par Value	Distributions	Earnings	Total
BALANCE, June 30, 2000	$90,530	$91	$98,999,909	$(93,765,322)	$88,452,495	$93,687,173

Sales of common stock	10,629	10	10,999,990	-	-	11,000,000
Distributions	-	-	-	(24,612,927)	-	(24,612,927)
Net income	-	-	-	-	28,610,021	28,610,021
	------------	-----------	--------------	-----------------	---------------	----------------
BALANCE, June 30, 2001	101,159	101	109,999,899	(118,378,249)	117,062,516	108,684,267
	------------	-----------	--------------	-----------------	---------------	----------------
Distributions	-	-	-	(51,200,677)	-	(51,200,677)
Net income	-	-	-	-	1,875,141	1,875,141
	------------	-----------	--------------	-----------------	---------------	----------------
BALANCE, December 31, 2001	$101,159	$101	$109,999,899	$(169,578,926)	$118,937,657	$59,358,731
	------------	-----------	--------------	-----------------	---------------	----------------

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

	2001	2000
	---------------------	----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,875,141	$ 30,960,459
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred assets (net of additions)	67,063	72,647
Unrealized gain from investment transactions	(6,593,036)	(22,684,566)
Net realized loss (gain) on investment transactions	9,878,797	(9,667,332)
Increase in other assets	(78,265)	(467,485)
Increase (decrease) in accounts payable and other accrued liabilities and management fees	(12,908,419)	8,880,224
	---------------------	----------------------
Net cash provided by (used in) operating activities	(7,758,719)	7,093,947
	---------------------	----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(5,201,301)	(57,896,641)
Principal payments on loans	36,001,168	39,260,054
Proceeds from sale of securities	203,547	10,959,908
Acquisition of warrants and stock	(712,939)	(721,399)
	---------------------	----------------------
Net cash provided by (used in) investing activities	30,290,475	(8,398,078)
	---------------------	----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock, net	-	11,000,000
Distributions to shareholders	(51,200,677)	(19,001,631)
Loans from bank	17,060,555	20,000,000
Repayment of bank loans	(34,107,823)	(10,152,815)
	---------------------	----------------------
Net cash provided by (used in) financing activities	(68,247,945)	1,845,554
	---------------------	----------------------
Net increase (decrease) in cash and cash equivalents	(45,716,189)	541,423

CASH AND CASH EQUIVALENTS:
Beginning of period	57,333,474	6,226,455
	---------------------	----------------------
End of period	$ 11,617,285	$ 6,767,878
	===========	============
CASH PAID DURING THE PERIOD FOR:
Interest	$ 1,515,409	$ 2,903,782

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2001

1. BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the three and six months ended December 31, 2001 and 2000, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2001.

For the quarter ended December 31, 2001, the Fund changed the way in which it estimates fair value of securities. Previously, the Fund discounted all equity securities. Fully tradable securities had been discounted by 20% and restricted securities were further discounted based on the length of time that restrictions remained. The Fund no longer discounts the fair value of unrestricted securities. For the three and six month periods ended December 31, 2001 this change in estimate caused unrealized gain from investment transactions to be approximately $3.3 million greater than if we had estimated fair value in a manner similar to previous periods.

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

Application Service Providers

Agilera	$493,100
Jamcracker	2,408,520

Subtotal: 4.9%	$2,901,620

Biotechnology

Aesgen	$1,548,342
CellGate, Inc.	323,590
Ceres	1,037,486
Genteric	256,915
Nobex	430,041
Origen Therapeutics	534,887
Zyomyx	3,166,419

Subtotal: 12.3%	$7,297,680

Communication Service Providers

Equinix	$3,583,222
UM Communications	571,968

Subtotal: 7.0%	$4,155,190

Communications Equipment

Astral Point	$653,247
Calient Networks	550,845
Cisco Systems [Cerent]	263,758
Cisco Systems [JetCell]	348,371
CoSine Communications	543,882
Longboard	164,134
Metro-OptiX	3,314,425
Network Photonics	1,139,265
Nexsi	2,166,359
Nishan Systems	3,259,712
Nokia [Amber Networks]	1,801,206
Optical Solutions	3,203,865
Procket Networks	1,031,398
Taqua	610,000
Terawave Communications	3,806,353

Subtotal: 38.5%	$22,856,820

Computers & Peripherals

Andes Networks	$185,107
Zayante	35,095

Subtotal: 0.4%	$220,202

Internet

Adforce	$25,584
BeVocal	1,600,534
BridgeSpan	1,562,608
Coremetrics	1,306,168
ECtone	392,847
Google	5,378,102
Keynote Systems	54,898
NetRatings	61,619
Postini	657,166
PrivateExpress	276,645
QuinStreet	2,329,622
RivalWatch	48,883
Slam Dunk Networks, Inc.	168,258
Tradec.com, Inc.	170,437
Vividence	2,854,840

Subtotal: 28.5%	$16,888,211

Medical Devices

Cardica	$1,350,605
HeartStent	25,003
Pi Medical	137,814
Visionary BioMedical	27,368

Subtotal: 2.6%	$1,540,790

Other

AtomicTangerine	$217,000
Lumenare	322,758

Subtotal: 0.9%	$539,758

Photonics

Cenix	$1,461,704
New Focus	101,328
Novalux	4,176,030
Tsunami Optics, Inc.	580,530
Zepton Networks	308,398

Subtotal: 11.2%	$6,627,990

Semiconductor Equipment

Brooks Automation	$192,653
Primaxx	236,080
Silicon Genesis	3,841,503
Torrex	2,525,548

Subtotal: 11.4%	$6,795,784

Semiconductors

Abrizio	$411,291
Catamaran Communications	1,285,970
Chameleon	2,258,377
HotRail	77,842
iCompression	1,371,058
Ishoni Networks	3,331,920
Matrix Semiconductor	3,026,711
nDSP	918,254
NuCORE	622,382
Sandcraft	912,732
TeleCruz	1,239,161
Transmeta	634,761
Triscend	409,412
VxTel	799,845

Subtotal: 29.1%	$17,299,716

Software

Believe	$959,348
Broad Daylight	478,124
CoWare	588,346
diCarta	515,674
E.piphany [Octane Software]	180,061
MineShare	102,056
OnDemand	1,548,902
Open Telephone Networks	116,952
Personic Software	844,252
Steeleye Technology	2,020,628
Sycon Design	74,710
Taviz Technology	701,689
Zero-In Design	266,216

Subtotal: 14.1%	$8,396,958

Total: 160.9%	$95,520,719

As of December 31, 2001 loans with a cost basis of $4.3 million and a fair value of $1.4 million have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 2001, the Fund has unfunded commitments to borrowers of $101.3 million. Of these commitments $94.4 million have expired and the Fund is not obligated to disburse them.

The Fund's investments in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

Industry	Warrants and Stock Value	Percentage of Shareholders' Equity (Net Assets)
------------------------------------------	------------------------------------	--------------------------
Application Service Provider	$ 50,000	0.08%
Biotechnology	181,500	0.31%
Communication equipment	7,007,844	11.81%
Communication service provider	341,000	0.57%
Computer and peripherals	19,650	0.03%
Internet	400,525	0.68%
Medical devices	73,109	0.12%
Photonics	6,553,929	11.04%
Semiconductor	1,948,895	3.28%
Semiconductor equipment	125,000	0.21%
Software	612,550	1.03%
Other	289,384	0.49%
	------------------------------------	--------------------------
Total warrants and stock value	$ 17,603,386	29.65%
	=====================	===============

In the communication equipment segment, the Fund's holdings in Corvis represented $3.6 million or 6% of net assets. In the photonics industry segment, the Fund's holdings in Intel represented $5.1 million or 9% of net assets. No other single security represented over 5% of net assets.

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

4. FINANCIAL HIGHLIGHTS

Generally accepted accounting principles require the financial highlights of the Fund for the periods presented, the three and six months ended December 31, 2001 and 2000. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

Net investment income (loss) is inclusive of all investment income net of expenses. Expenses do not include realized gains and losses, unrealized gains and losses and management incentive fee. The ratios calculated below are annualized and computed based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:
	3 Months Ended ------------------------------		6 Months Ended ---------------------------
	12/31/01 ------------	12/31/00 ------------	12/31/01 --------------	12/31/00 ------------

Total Return	51.5%	(62.0%)	8.7%	64.3%

Net Asset Value, Beginning of Period	$627.12	$1,497.77	$1,074.39	$952.80
	------------	-------------	--------------	------------
Investment Income (net)	23.94	43.15	55.65	73.94
Realized Gain, Unrealized Gain and Incentive Fee	46.45	(260.30)	(37.11)	240.93
	------------	-------------	--------------	------------
Total Income	70.39	(217.15)	18.54	314.87
Contributions	-	-	-	111.87
Distributions	(110.72)	(127.53)	(506.14)	(193.25)
	------------	-------------	--------------	-------------
Net Asset Value, End of period	$586.79	$1,153.09	$586.79	$1,186.29
	------------	-------------	--------------	-------------

Ratios to Average Net Assets:

Expenses*	11%	9%	11%	11%
Net Investment Income*	17%	13%	18%	12%

*Annualized

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

Results of Operations -- For the three and six months ended December 31, 2001 and 2000

Total investment income for the three months ending December 31, 2001 and 2000 was $4.0 million and $7.5 million, respectively, of which $3.9 million and $7.2 million consisted of interest on venture loans outstanding during the period. Total investment income for the six months ending December 31, 2001 and 2000 was $9.1 million and $13.8 million respectively, of which $8.9 million and $13.3 million consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans or application to the Fund's expenses and collection of late fees. The decrease in investment income is due primarily to the decrease in loans outstanding from December 31, 2000 to December 31, 2001.

Expenses for the three months ended December 31, 2001 and 2000 were $1.6 million and $3.1 million, respectively. Expenses for the six months ended December 31, 2001 and 2000 were $3.5 and $6.6 million respectively. Management fees decreased from $1.4 million and $3.1 million for the three and six months ended December 31, 2000 to $0.8 million and $1.6 million for the three and six months ended December 31, 2001. This decrease was due to the decrease in total assets from which management fees are calculated. Interest expense decreased to $0.7 million and $1.6 million for the three and six months ended December 31, 2001 from $1.6 million and $3.2 million for the three and six months ended December 31, 2000. This decrease was largely due to a decrease in the average debt outstanding as well as lower interest rates in general. Other operating expenses were $0.1 million and $0.3 million for the three and six months ended December 31, 2001 and $0.1 million and $0.3 million for the three and six months ended December 31, 2000.

The Fund experienced an increase in unrealized gain from investment transactions in the amount of $16.3 million and $6.6 million for the three and six months ended December 31, 2001 as opposed to an decrease of $31.5 million for the three months ended December 31, 2000 and an increase of $21.7 million for the six months ended December 31, 2000. The unrealized gains for the three and six months ended December 31, 2000 were unusually volatile due to the fact that there were an unusual number of equity transactions and relatively high fluctuations in the valuations of the equity securities. The increase in unrealized gain from investment transactions for the three and six months ended December 31, 2001 was due in a large part to the realization of losses on loans of $7.4 million that were previously adjusted to fair value. This realization of losses reversed previously unrealized losses. This is offset by additional fair value adjustments to certain loans and securities including the change in estimate described in footnote 1. The fund also had adjustments to the fair value of its equity holdings of $9.2 million and $1.4 million for the three and six months ended December 31, 2001.

The Fund had realized losses of $9.8 million and $9.9 million during the three and six months ended December 31, 2001 compared to a realized loss of $0.3 mllion for the three months ended December 31, 2000 and a realized gain of $9.7 million for the six months ended December 31, 2000. The realized losses in 2001 were primarily the result of the write off of certain loans mentioned previously, while the realized gains and losses in 2000 related to the sale of equity securities. Management Incentive fees were $1.8 million and $(5.5 million) for the three months ended December 31, 2001 and 2000. Management Incentive fees were $0.5 million and $7.7 million for the six months ended December 31, 2001. The large fluctuation in management fees is due to the volatility in the equity valuations which resulted in volatility of the net income of the fund.

Net income (loss) for the three months ended December 31, 2001 and December 31, 2000 was $7.1 million and ($22.0 million), respectively. Net income for the six months ended December 31, 2001 and 2000 was $1.9 million and $31.0 million respectively.

Liquidity and Capital Resources -- December 31, 2001 and June 30, 2001

Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at December 31, 2001 and June 30, 2001. As of December 31, 2001 and June 30, 2001, 100% of this committed capital had been called and collected to fund investments in venture loans and to meet the Fund's expenses.

As of December 31, 2001 and June 30, 2000, the Fund had in place $50 million and $93 million in debt facilities respectively to finance the acquisition of asset-based loans. As of December 31, 2001 and June 30, 2001, $47.3 million and $64.4 million were outstanding under these facilities.

The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At December 31, 2001 and June 30, 2000, the Fund had interest rate swap and cap transactions outstanding with a total notional principal amount of $47.5 million and $50.0 million, respectively. The effect of these swap transactions is to convert floating rate commercial paper into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loans acquired with the proceeds of each borrowing. The fair value of the swap transactions is recorded in other liabilities.

As of December 31, 2001 and June 30, 2001, 9% and 28% respectively of the Fund's assets consisted of cash and cash equivalents. A majority of the cash held at June 30, 2001 was distributed in the first part of July, 2001. The Fund continued to invest its assets in venture loans during the period, but has ceased making new commitments as of September 15, 2001. Amounts disbursed under the Fund's loan commitments increased by approximately $5.2 million during the six month period ended December 31, 2001. Net loan amounts outstanding after amortization decreased by approximately $35.2 million. Unfunded commitments decreased by approximately $5.1 million.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unfunded Commitments
December 31, 2001	$319.7 million	$224.2 million	$95.5 million	$101.4 million
June 30, 2001	$314.5 million	$183.8 million	$130.7 million	$106.5 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.

At December 31, 2001 and June 30, 2001 the Fund has unfunded commitments to borrowers of $101.4 million and $106.5 million respectively. Of these commitments, $94.4 million have expired and the Fund is not obligated to disburse them.

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $17.6 million at December 31, 2001 would have resulted in unrealized gains or losses and would have increased or decreased net income for the three months by 2.4%.

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

VENTURE LENDING & LEASING II, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: February 9, 2002	Date: February 9, 2002