Form 10-Q
period 2002-03-31
VENTURE LENDING & LEASING II INC
filed 2002-05-08
CIK 1039802

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-00141

Venture Lending & Leasing II, Inc.

(Exact Name of Registrant as specified in its charter)

Maryland	77-0456589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes Ö No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 4, 2002
Common Stock, $.001 par value	101,159

VENTURE LENDING & LEASING II, INC.

INDEX
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

Statements of Financial Position (Unaudited) March 31, 2002 and June 30, 2001

Statements of Operations (Unaudited) For the Three and Nine Months ended March 31, 2002 and 2001
Statement of Changes in Shareholders' equity (Unaudited) For the year ended June 30, 2001 and the Nine Months ended March 31, 2002

Statements of Cash Flows (Unaudited) For the Nine Months ended March 31, 2002 and 2001

 Notes to Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative & Qualitative Disclosure About Market Risk

 PART II -- OTHER INFORMATION

 Item 1. Legal Proceedings

Item 2. Changes in Securities & Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
 SIGNATURES

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
	March 31, 2002	June 30, 2001
	----------------------	--------------------
ASSETS
Loans, at estimated fair value,	$ 81,182,350	$ 130,696,313
(Cost of $83,869,739 and $139,174,204)
Investments in securities, at estimated fair value	14,251,182	15,633,551
(Cost of $4,126,705 and $3,605,714)
Cash and cash equivalents	5,751,694	57,333,474
Other assets	435,770	328,726
	----------------------	--------------------
Total assets	101,620,996	203,992,064
	===============	=============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Bank loans	37,092,264	64,386,884
Accrued management & incentive fees	13,143,101	28,438,432
Accounts payable and other accrued liabilities	1,460,051	2,482,481
	----------------------	--------------------
Total liabilities	51,695,416	95,307,797
	----------------------	--------------------
Shareholders' equity:
Common stock, $.001 par value:
Authorized - 200,000 shares
Issued and outstanding - 101,159 shares	101	101
Capital in excess of par value	109,999,899	109,999,899
Distributions	(177,579,600)	(118,378,249)
Accumulated earnings
	117,505,180	117,062,516
	----------------------	--------------------
Total shareholders' equity	49,925,580	108,684,267
	----------------------	--------------------
Total liabilities and shareholders' equity	$ 101,620,996	$ 203,992,064
	===============	=============

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
	For the Three Months Ended March 31, 2002	For the Three Months Ended March 31, 2001	For the Nine Months Ended March 31, 2002	For the Nine Months Ended March 31, 2001
INVESTMENT INCOME:
Interest on loans	$ 3,452,794	$ 6,974,328	$ 12,353,993	$ 20,283,350
Interest on short-term investments	36,297	189,025	230,563	701,943
	---------------	---------------	---------------	---------------
Total investment income	3,489,091	7,163,353	12,584,556	20,985,293
	---------------	---------------	---------------	---------------
EXPENSES:
Management fees	635,131	1,289,088	2,262,065	4,398,862
Interest expense	679,038	1,323,829	2,230,356	4,490,607
Other operating expenses	111,821	169,455	399,346	444,019
	---------------	---------------	---------------	---------------
Total expenses	1,425,990	2,782,372	4,891,767	9,333,488
	---------------	---------------	---------------	---------------
Net investment income	2,063,101	4,380,981	7,692,789	11,651,805
	---------------	---------------	---------------	---------------
Net change in unrealized gain from investment transactions	(2,595,465)	(15,874,556)	3,997,570	5,842,210
Net realized gain (loss) from investment transactions	(1,258,250)	(1,991,861)	(11,137,047)	7,675,471
Incentive management fee	358,138	2,697,087	(110,648)	(4,997,376)
	---------------	---------------	---------------	---------------
Net Income (loss)	$ (1,432,476)	$ (10,788,349)	$ 442,664	$ 20,172,110
	==========	==========	==========	==========
Amounts per common share:

Net Income (loss)	$ (14.16)	$ (106.65)	$ 4.38	$ 203.23
	==========	==========	==========	==========
Weighted average shares outstanding	101,159	101,159	101,159	99,258
	==========	==========	==========	==========

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING II, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE YEAR ENDED JUNE 30, 2001 AND

THE NINE MONTHS ENDED MARCH 31, 2002

			Capital in
	Common	Stock	Excess of		Accumulated
	Shares	Amount	Par Value	Distributions	Earnings	Total

BALANCE, June 30, 2000	90,530	$ 91	$ 98,999,909	$ (93,765,322)	$ 88,452,495	$ 93,687,173

Sales of common stock	10,629	10	10,999,990	-	-	11,000,000
Distributions	-	-	-	(24,612,927)	-	(24,612,927)
Net income	-	-	-	-	28,610,021	28,610,021
	-----------	---------	---------------	----------------	---------------	----------------
BALANCE, June 30, 2001	101,159	101	109,999,899	(118,378,249)	117,062,516	108,684,267
	-----------	---------	---------------	----------------	---------------	----------------
Distributions	-	-	-	(59,201,351)	-	(59,201,351)
Net income	-	-	-	-	442,664	442,664
	-----------	---------	---------------	----------------	---------------	----------------
BALANCE, March 31, 2002	101,159	$ 101	$ 109,999,899	$ (177,579,600)	$ 117,505,180	$ 49,925,580
	=======	======	==========	==========	==========	==========

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
	2002	2001
	---------------------	---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 442,664	$ 20,172,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred assets (net of additions)	80,636	68,054
Unrealized gain from investment transactions	(3,997,570)	(5,842,210)
Net realized loss (gain) on investment transactions	11,137,047	(7,675,471)
Increase in other assets	(187,679)	(930,403)
Increase (decrease) in accounts payable and other accrued liabilities and management fees	(16,207,335)	4,340,033
	---------------------	---------------------
Net cash provided by (used in) operating activities	(8,732,237)	10,132,113
	---------------------	---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(9,041,078)	(74,705,251)
Principal payments on loans	53,280,792	66,011,449
Proceeds from sale of securities	275,771	12,326,924
Acquisition of warrants and stock	(869,057)	(1,401,225)
	---------------------	---------------------
Net cash provided by investing activities	43,646,428	2,231,897
	---------------------	---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock, net	-	11,000,000
Distributions to shareholders	(59,201,351)	(22,692,927)
Loans from bank	17,060,555	20,000,000
Repayment of bank loans	(44,355,175)	(10,880,414)
	---------------------	---------------------
Net cash (used in) financing activities	(86,495,971)	(2,573,341)
	---------------------	---------------------
Net increase (decrease) in cash and cash equivalents	(51,581,780)	9,790,669

CASH AND CASH EQUIVALENTS:
Beginning of period	57,333,474	6,226,455
	---------------------	---------------------
End of period	$ 5,751,694	$ 16,017,124
	==============	==============
CASH PAID DURING THE PERIOD FOR:
Interest	$ 4,050,361	$ 4,526,252

The accompanying notes are an integral part of these statements

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2002

1. BASIS OF PRESENTATION

The accompanying condensed financial statements in Management's opinion, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with generally accepted accounting principles have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the three and nine months ended March 31, 2002 and 2001, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2001.

The Fund changed the way in which it estimates fair value of securities. Previously, the Fund discounted all equity securities. Fully tradable securities had been discounted by 20% and restricted securities were further discounted based on the length of time that restrictions remained. The Fund no longer discounts the fair value of unrestricted securities. For the three and nine month periods ended March 31, 2002 this change in estimate caused unrealized gain from investment transactions to be approximately $0 and $2.6 million greater than if we had estimated fair value in a manner similar to previous periods.

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

Application Service Providers
Agilera	$381,355
Subtotal:	$381,355	0.8%
Biotechnology
Aesgen	$1,320,837
CellGate	239,264
Ceres	838,532
Genteric	225,314
Nobex	367,490
Origen Therapeutics	475,299
Zyomyx	2,747,402
Subtotal:	$6,214,138	12.4%
Communication Service Providers
Equinix	$3,143,021
UM Communications	231,343
Subtotal:	$3,374,364	6.8%
Communications Equipment
Astral Point	$587,528
Calient Networks	910,455
Cisco Systems [Cerent]	213,070
Cisco Systems [JetCell]	298,846
CoSine Communications	358,008
Longboard	48,581
Metro-OptiX	2,846,963
Network Photonics	1,079,889
Nexsi	1,875,072
Nishan Systems	2,943,424
Nokia [Amber Networks]	1,487,761
Optical Solutions	2,814,682
Procket Networks	944,927
Terawave Communications	3,465,553
Subtotal:	$19,874,759	39.8%
Computers & Peripherals
Andes Networks	$159,806
Zayante	27,158
Subtotal:	$186,964	0.4%
Internet
Adforce	$18,612
BeVocal	1,375,549
BridgeSpan	1,388,233
Coremetrics	1,168,863
ECtone	334,399
Google	4,617,557
Keynote Systems	40,606
NetRatings	48,131
Postini	589,267
PrivateExpress	236,355
QuinStreet	2,028,387
RivalWatch	39,928
Slam Dunk Networks	154,191
Tradec.com	141,757
Vividence	2,520,595
Subtotal:	$14,702,430	29.4%
Medical Devices
Cardica	$1,246,369
HeartStent	9,330
Pi Medical	124,305
Visionary BioMedical	20,627
Subtotal:	$1,400,631	2.8%
Other
AtomicTangerine	$184,194
Lumenare	278,108
Subtotal:	$462,302	0.9%
Photonics
Cenix	$1,368,011
Infinera	3,444,244
Novalux	3,820,035
Stratos Lightwave	514,313
Subtotal:	$9,146,603	18.3%
Semiconductor Equipment
Brooks Automation	$49,465
Primaxx	206,245
Silicon Genesis	3,406,779
Torrex	2,214,603
Subtotal:	$5,877,092	11.8%
Semiconductors
Abrizio	$303,504
Chameleon	1,927,844
HotRail	56,666
iCompression	1,137,181
Ishoni Networks	2,773,156
Matrix Semiconductor	2,772,327
NuCORE	532,261
Pixelworks	734,080
Sandcraft	452,459
TeleCruz	1,070,815
Transmeta	437,401
Triscend	344,403
VxTel	640,354
Subtotal:	$13,182,451	26.4%
Software
Believe	$12,008
Broad Daylight	400,428
CoWare	522,901
diCarta	440,308
E.piphany [Octane Software]	127,954
MineShare	63,952
OnDemand	1,326,916
Open Telephone Networks	101,375
Personic Software	872,551
Steeleye Technology	1,726,448
Sycon Design	50,265
Taviz Technology	501,449
Zero-In Design	232,706
Subtotal:	$6,379,261	12.8%
Total:	$81,182,350	162.6%

As of March 31, 2002 loans with a cost basis of $4.0 million and a fair value of $1.3 million have been classified as non-accrual.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2002, the Fund has unfunded commitments to borrowers of $97.5 million. Of these commitments, $94.2 million have expired and the Fund is not obligated to disburse them.

The Fund's investment in warrants and stock are entirely within the United States and are diversified among the following industries. The percentage of net assets that each industry group represents is shown with the industry totals:

Industry	Warrants and Stock Value	Percentage of Shareholders' Equity (Net Assets)
---------------------------------	-----------------------------	----------------------
Application Service Provider	$ 50,000	0.10%
Biotechnology	181,500	0.36%
Communication equipment	3,342,848	6.70%
Communication service provider	305,000	0.61%
Computer and peripherals	19,650	0.04%
Internet	350,525	0.70%
Medical devices	74,427	0.15%
Photonics	6,432,209	12.88%
Semiconductor	2,475,935	4.96%
Semiconductor equipment	125,000	0.25%
Software	604,704	1.21%
Other	289,384	0.58%
	-----------------------------	----------------------
Total warrants and stock value	$ 14,251,182	28.54%
	===================	==============

In the photonics segment, the Fund's holdings in Intel represented $5.1 million or 10.2% of net assets. No other single security represented over 5% of net assets.

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

4. FINANCIAL HIGHLIGHTS

Generally accepted accounting principles require the financial highlights of the Fund for the periods presented, the three and nine months ended March 31, 2002 and 2001. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

Net investment income (loss) is inclusive of all investment income net of expenses and does not include realized and unrealized gains and losses. Expenses due not include management incentive fee. The ratios calculated below are annualized and computed based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	3 Months Ended		9 Months Ended

	3/31/02	3/31/01	3/31/02	3/31/01
	------------	----------	----------	-----------
Total Return	(10.7%)	(37.8%)	2.1%	26.2%

Net Asset Value, Beginning of Period	$586.79	$1153.09	$1074.39	$943.88
	------------	----------	----------	-----------
Investment Income (net)	20.39	43.31	76.05	117.39
Realized Gain, Unrealized Gain and Incentive Fee	(34.55)	(149.95)	(71.67)	85.84
	------------	----------	----------	-----------
Total Income	(14.16)	(106.64)	4.38	203.23
Contributions	0.00	0.00	0.00	110.82
Distributions	(79.09)	(36.49)	(585.23)	(228.63)
	------------	----------	----------	-----------
Net Asset Value, End of period	$493.54	$1009.96	$493.54	$1029.30
	------------	----------	----------	-----------

Ratios to Average Net Assets:

Expenses*	11%	10%	11%	10%
Net Investment Income*	15%	16%	17%	13%

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

Critical Accounting Policies

We identified the most critical accounting principles upon which our financial statements depend. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our only critical accounting policies to be that related to the valuation of loans and securities.

Loans and securities are held at fair value as determined by management, in accordance with the valuation methods described in the valuation of loans and investments section of footnote 2 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as assets. Critical factors considered in determining fair value of securities include the type of security, cost, subsequent purchase of the same or similar securities by other investors, current financial position, operating results, and liquidation values. The actual value of the security may differ from management's estimates, which would affect net income as well as assets.

Results of Operations -- For the three and nine months ended March 31, 2002 and 2001

Total investment income for the three months ending March 31, 2002 and 2001 was $3.5 million and $7.2 million, respectively, of which $3.5 million and $7.0 million consisted of interest on venture loans outstanding during the period. Total investment income for the nine months ending March 31, 2002 and 2001 was $12.6 million and $21.0 million respectively, of which $12.4 million and $20.3 million consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans or application to the Fund's expenses and collection of late fees. The decrease in investment income is due primarily to the decrease in loans outstanding from March 31, 2001 to March 31, 2002.

Expenses for the three months ended March 31, 2002 and 2001 were $1.4 million and $2.8 million, respectively. Expenses for the nine months ended March 31, 2002 and 2001 were $4.9 and $9.3 million respectively. Management fees decreased from $1.3 million and $4.4 million for the three and nine months ended March 31, 2001 to $0.6 million and $2.3 million for the three and nine months ended March 31, 2002. This decrease was due to the decrease in total assets from which management fees are calculated. Interest expense decreased from $1.3 million and $4.4 million for the three and nine months ended March 31, 2001 to $0.7 million and $2.2 million for the three and nine months ended March 31, 2002. This decrease was largely due to a decrease in the average debt outstanding as well as lower interest rates in general. Other operating expenses were $0.2 million and $0.4 million for the three and nine months ended March 31, 2001 and $0.1 million and $0.4 million for the three and nine months ended March 31, 2002.

The Fund experienced a decrease in unrealized gain from investment transactions in the amount of $2.6 million and $15.9 million for the three months ended March 31, 2002 and 2001 as opposed to an increase of $4.0 million and $5.8 million for the nine months ended March 31, 2002 and 2001. For the three months ended March 31, 2002, the change in unrealized gains consisted of $0.2 million of net adjustment to fair value of loans, ($3.3 million) of change in fair value of securities and $0.5 million of change in fair value of hedge transactions. For the three months ended March 31, 2001, the change in unrealized gains consisted of ($2.6 million) of net adjustment to fair value of loans, ($12.8 million) of change in fair value of securities and ($0.5 million) of change in fair value of hedge transactions. For the nine months ended March 31, 2002, the change in unrealized gains consisted of $5.8 million of net adjustment to fair value of loans, ($1.9 million) of change in fair value of securities and $0.1 million of change in fair value of hedge transactions. For the nine months ended March 31, 2001, the change in unrealized gains consisted of ($2.6 million) of net adjustment to fair value of loans, $9.4 million of change in fair value of securities and ($1.0 million) of change in fair value of hedge transactions. The fair value adjustments to securities include the change in estimate described in footnote 1.

The Fund had a realized loss of $1.3 million and $11.1 million for the three and nine months ended March 31, 2002 compared to a realized loss of $2.0 million for the three months ended March 31, 2001 and a realized gain of $7.7 million for the nine months ended March 31, 2001. The realized loss of $1.3 million for the three months ended March 31, 2002 consisted primarily of the write off of certain loans. The remainder of the realized loss for the three months ended March 31, 2002 was $0.1 million of realized loss on securities. The realized loss of $11.1 million for the nine months ended March 31, 2002 consisted primarily of the write off of certain loans. The remainder of the realized loss for the nine months ended March 31, 2002 was $0.1 million net realized loss on securities. The realized loss of $2.0 million for the three months ended March 31, 2001 consisted of the write off of certain loans of $3.3 million offset by realized gain from the sale of securities of $1.3 million. The realized gain of $7.7 million for the nine months ended March 31, 2001 consisted of $11.0 million in realized gains from securities reduced by a $3.3 million realized loss from the write off of certain loans.

Management Incentive fees were ($0.4) million and $(2.7 million) for the three months ended March 31, 2002 and 2001. Management Incentive fees were $0.1 million and $5.0 million for the nine months ended March 31, 2002 and 2001 respectively. The large fluctuation in management fees is due primarily to the volatility in the equity valuations which resulted in volatility of the net income of the fund.

Net loss for the three months ended March 31, 2002 and 2001 was $1.4 million and $10.8 million, respectively. Net income for the nine months ended March 31, 2002 and 2001 was $0.4 million and $20.2 million respectively.

Liquidity and Capital Resources -- March 31, 2002 and June 30, 2001

Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at March 31, 2002 and June 30, 2001. As of March 31, 2002 and June 30, 2001, 100% of this committed capital had been called and collected to fund investments in venture loans and to meet the Fund's expenses.

As of March 31, 2002 and June 30, 2001, the Fund had in place $37.1 million and $93 million in debt facilities respectively to finance the acquisition of asset-based loans. As of March 31, 2002 and June 30, 2001, $37.1 million and $64.4 million were outstanding under these facilities.

The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At March 31, 2002 and June 30, 2001, the Fund had interest rate swap and cap transactions outstanding with a total notional principal amount of $37.0 million and $50.0 million, respectively. The effect of these swap transactions is to convert floating rate commercial paper into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loan facility. The fair value of the swap transactions of $0.9 million and $1.0 million as of March 31, 2002 and 2001 respectively is recorded in other liabilities.

As of March 31, 2002 and June 30, 2001, 6% and 28% respectively of the Fund's assets consisted of cash and cash equivalents. A majority of the cash held at June 30, 2001 was distributed in the first part of July, 2001. The Fund continued to invest its assets in venture loans during the period, but has ceased making new commitments as of September 15, 2001. Amounts disbursed under the Fund's loan commitments increased by approximately $9.0 million during the nine month period ended March 31, 2002. Net loan amounts outstanding after amortization decreased by approximately $49.5 million. Unfunded commitments decreased by approximately $9.0 million.

	Amount Disbursed	Principal Reductions	Balance Outstanding	Unfunded Commitments
March 31, 2002	$323.5 million	$242.3 million	$81.2 million	$97.5 million
June 30, 2001	$314.5 million	$183.8 million	$130.7 million	$106.5 million

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid.

At March 31, 2002 and June 30, 2001 the Fund has unfunded commitments to borrowers of $97.5 million and $106.5 million respectively. Of the commitments outstanding as of March 31, 2002, $94.2 million have expired and the Fund is not obligated to disburse them.

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $14.3 million at March 31, 2002 would have resulted in unrealized gains or losses and would have increased or decreased net income for the three months by less than 1%.

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

VENTURE LENDING & LEASING II, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: May 4, 2002	Date: May 4, 2002