Form 10-K
period 2002-06-30
VENTURE LENDING & LEASING II INC
filed 2002-09-27
CIK 1039802

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days: Yes 3 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated be reference in Part II of this Form 10-K or any amendment to this Form 10-K: 3

As the registrant's shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer's classes of common stock, as of September 15, 2002 was 101,159.12.

Documents Incorporated by Reference
Document Description	10-K Part
Specifically Identified Portions of the Registrant's Proxy Statement for the Annual Meeting	III
of Shareholders to be held November 13, 2002

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

The Fund's shares of Common Stock, $.001 par value ("Shares") were sold to subscribers pursuant to capital calls made through August 1, 2000. Total committed capital as of June 30, 2002 was $110 million; all of which has been called and collected.

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

Until September 15, 2002, the Fund shall reinvest the proceeds of matured, repaid or resold investments, net of required distributions to shareholders, principal payments on borrowings and expenses or other obligations of the Fund, in new loans or leases. Following that date, the Fund intends to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund's borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax free return of capital to a shareholder to the extent of the shareholder's adjusted basis in his shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Fund's security holders during the last quarter of the fiscal year ended June 30, 2002.

EXECUTIVE OFFICERS OF THE FUND

The following are the executive officers of the Fund. All officers serve at the pleasure of the Board.

Name and Position With Fund	Age	Occupation During Past Five Years
Ronald W. Swenson, Director, Chairman and Chief Executive Officer	57	Chairman, CEO, Director, and other positions, Westech Investment Advisors since 1994.
Salvador O. Gutierrez, Director, President	59	President and Director, and other positions, Westech Investment Advisors since 1994.
George W. Siguler, Executive Vice President and Advisory Director	55	Managing Director, Siguler Guff Advisers & affiliates since 1995.
Brian R. Best Vice President, CFO, and Secretary	36	Vice President, CFO, and other positions Westech Investment Advisors since 1997.
Donald P. Spencer, Vice President and Assistant Secretary	47	Managing Director, Siguler Guff Advisers and affiliates since 1995.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

The Fund's Common Stock is not listed on any securities exchange, and all holders of the Fund's Common Stock are subject to agreements significantly restricting the transferability of their shares.

The approximate number of holders of record of the Fund's Common Stock at June 30, 2002 was 108.

The Fund has established a policy of declaring dividends on a quarterly basis, with the most recent dividend being paid on July 29, 2002 to holders of record on June 30, 2002, in the amount of $94.90 per share. See "Dividends and Distributions" under Item 1 for a description of the Fund's dividend policies.

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

					From Inception,
	For the Year Ended	For the Year Ended	For the Year Ended	For the Year Ended	September 15, 1997
	June 30, 2002	June 30, 2001	June 30, 2000	June 30, 1999	To June 30, 1998
Statement of Operations Data
Investment Income:
Interest on Loans	$15,515,007	$26,853,551	$16,526,496	$7,412,772	$945,610
Interest on Short - Term investments	271,382	1,108,927	810,453	384,656	270,369
Total Investment Income	15,786,389	27,962,478	17,336,949	7,797,428	1,215,979
Expenses:
Management Fee	2,789,901	5,672,500	3,655,548	2,750,000	2,183,048
Interest Expense	2,764,786	5,707,375	3,358,265	1,469,923	195,143
Other Operating Expense	505,748	565,326	944,296	409,764	245,173
Total Expenses	6,060,435	11,945,201	7,958,109	4,629,687	2,623,364
Net Investment Income (Loss)	9,725,954	16,017,277	9,378,840	3,167,741	(1,407,385)
Net Change in Unrealized Gain From Investment Transactions	(909,495)	(11,262,938)	2,559,583	10,205,281	643,692
Net Realized Gain (Loss) From Investment Transactions	(13,050,720)	30,962,536	82,956,596	1,623,458	278,655
Incentive Fee	846,852	(7,106,854)	(18,779,301)	-	-
Income (Loss) before cumulative effect of change in accounting principle	(3,387,409)	28,610,021	76,115,718	14,996,480	(485,038)
Cumulative effect of change in accounting principle (1)	-	-	(2,174,665)	-	-
Net Income (Loss)	$(3,387,409)	$28,610,021	$73,941,053	$14,996,480	(485,038)
AMOUNTS PER COMMON SHARE:
Income (Loss) before cumulative effect of change in accounting principle	(33.49)	$286.87	$1,183.35	$442.32	(38.70)
Cumulative effect of change in accounting principle (1)	-	-	(33.81)	-	-
Net Income (Loss)	$(33.49)	$286.87	$1,149.54	$442.32	(38.70)
Weighted Average Shares Outstanding	101,159	99,732	64,322	33,904	12,534

Balance Sheet Data:	As of June 30, 2002	As of June 30, 2001	As of June 30, 2000	As of June 30, 1999	As of June 30, 1998

Total Assets	$84,453,680	$203,992,064	$183,131,473	$94,847,182	$31,603,724
Bank Loans	$31,028,851	$64,386,884	$65,024,316	$37,208,210	$9,008,210

(1) See discussion of change in accounting principle in note 11 to the financial statements

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

Results of Operations -- Years Ended June 30, 2002 and 2001

Total investment income for the years ended June 30, 2002 and 2001 was $15.8 million and $28.0 million, respectively, of which $15.5 million and $26.9 million, respectively, consisted of interest on venture loans outstanding. A majority of the remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans, distributions to shareholders or application to the Fund's expenses. The decrease in investment income reflects the decrease in average performing loans outstanding from fiscal year ended June 30, 2001 to fiscal year end June 30, 2002 of approximately $68 million. Additionally, interest income for the year ended June 30, 2001 included an additional $3.2 million interest premium paid by several clients in order to pay off their loans earlier than had been scheduled. The average performing loans outstanding is based on a monthly average of performing loans.

Expenses for the years ended June 30, 2002 and 2001 were $6.1 million and $11.9 million, respectively. Management fees are calculated as a percentage of Fund assets. Management fees decreased from $5.7 million for the year ended June 30, 2001 to $2.8 million for the year ended June 30, 2002 because of the decreased asset base from which management fees were calculated. Average assets decreased approximately $115 million dollars on a quarterly basis from fiscal year end June 30, 2001 to fiscal year end June 30, 2002. Interest expense decreased to $2.8 million in the year ended June 30, 2002 from $5.7 million in the prior year. This decrease was due mostly to a decrease in the average monthly debt outstanding. Other operating expenses decreased to $0.5 million in the year ended June 30, 2002 from $0.6 million in the prior year. This decrease was due primarily to a decrease in bank facility and structuring fees.

The Fund had unrealized losses from investments of $0.9 million for the year ended June 30, 2002 as opposed to an unrealized loss of $11.3 million in the prior year. The unrealized loss for the years ended June 30, 2002 and 2001 were comprised of a net increase (decrease) in fair value of loans of $5.3 million and ($6.0) million respectively, change in fair value of securities of ($6.3) million and ($4.2) million respectively and change in fair value of the interest rate swap of $0.1 million and ($1.0) million respectively. The net increase (decrease) in fair value of loans is inclusive of the reversal of previous adjustments to fair value of loans that were written off during the period.

The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued for the quarter but not collected is reversed. As of June 30, 2002 and 2001 the Fund had loan balances outstanding with a cost basis of $3.6 million and $11.7 million and a fair value of $0.4 million and $3.2 million respectively from borrowers that were carried on a nonaccrual basis.

The Fund experienced a realized loss from investment transactions of $13.1 million for the year ended June 30, 2002 which consisted primarily of the writing off of certain loans in the amount of $12.1 million. The remainder of the loss from investment transactions was due to the write off of warrants and other investments. The Fund experienced a realized gain from investments during the year ended June 30, 2001 of $31.0 million. This gain included $34.2 million from the sales of certain equity investments reduced by $3.2 million of net realized losses from the write off of certain loans.

Incentive fees were ($0.8) million for the year ended June 30, 2002 and $7.1 million for the year ended June 30, 2001. The decrease is primarily due to the decrease in net income (loss) from $28.6 million for the year ended June 30, 2001 to $(3.4) million for the year ended June 30, 2002 which is used to calculate the incentive fee.

Net income (loss) for the year ended June 30, 2002 decreased to ($3.4) million from the year ended June 30, 2001 of $28.6 million. On a per share basis, for the years ended June 30, 2002 and 2001 net income (loss) was ($33) and $287, respectively.

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

Expenses for the years ended June 30, 2001 and 2000 were $11.9 million and $8.0 million, respectively. Management fees are calculated based on committed capital for the first two years of the Fund's life and thereafter as a percentage of Fund assets. Management fees increased from $3.7 million to $5.6 million because of the increased asset base from which management fees were calculated. Average assets increased approximately $80 million on a quarterly basis from fiscal year end June 30, 2000 to fiscal year end June 30, 2001. Interest expense increased to $5.7 million in the year ended June 30, 2001 from $3.4 million in the prior year. This increase was due mostly to an increase in the average monthly debt outstanding. Other operating expenses decreased to $0.6 million in the year ended June 30, 2001 from $0.9 million in the prior year. This decrease was due primarily to decreased legal costs.

The Fund had unrealized losses from investments of $11.3 million for the year ended June 30, 2001 as opposed to an unrealized gain of $2.6 million in the prior year. This was predominately due to the realization of previously unrealized warrant gains through exercising the warrants and ultimate sale of the securities as well as a decrease in market value of several securities.

Included in net change in unrealized gain from investments for the year ended June 30, 2001, is an unrealized loss on loans of $4.2 million. This amount represents a reduction in the estimated fair value of loans determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors. The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued for the quarter but not collected is reversed. As of June 30, 2001 and 2000 the Fund had loan balances outstanding with a cost basis of $11.7 million and $3.5 million and a fair value of $3.2 million and $1.1 million respectively from borrowers that were carried on a nonaccrual basis. Also included in net change in unrealized gain from investments is a loss of $1.0 million due to the decreased value of the company's hedge positions

The Fund experienced a realized gain from investments during the year ended June 30, 2001 of $31.0 million , which was down from the June 30, 2000 realized gain of $83.0 million. This reduction in realized gain was predominately due to decreased activity in the Fund's sale of stock in various companies. The decreased activity reflected a tightening of the IPO market in general. In addition, activity for the year ended June 30, 2000 had been unusually high due to the strength of the IPO market at that time. Included in the realized gain figures was a realized loss on loans for $3.2 million and $2.9 million for the years ended June 30, 2001 and 2000 respectively.

Incentive fee decreased from $18.8 million for the year ended June 30, 2000 to $7.1 million for the year ended June 30, 2001. The decrease is almost entirely due to the decreased net income figure from $73.9 million for the year ended June 30, 2000 to $28.6 million for the year ended June 30, 2001 which is used to calculate the incentive fee.

Net income for the period ended June 30, 2001 decreased to $28.6 million from the year ended June 30, 2000 of $73.9 million. On a per share basis, for the years ended June 30, 2001 and 2000 net income before cumulative effect of change in accounting principle was $287 and $1,183 respectively, and net income was $287 and $1,150 respectively.

Liquidity and Capital Resources -- June 30, 2002 and June 30, 2001

Total capital committed to the purchase of Shares pursuant to subscription agreements was approximately $110 million at June 30, 2002 and 2001. As of June 30, 2002 all of this committed capital had been called to fund investments in venture loans and to meet the Fund's expenses.

During the year ended June 30, 2002, the Fund elected not to renew the $43.0 million revolving debt facility ("Warehouse") which was used to finance the acquisition of asset-based loans. As of June 30, 2001, $25.0 million was outstanding under this facility. The Fund kept in place its securitzation debt facility with a capacity of $33.5 million $50.0 million as of June 30, 2002 and 2001 respectively. As of June 30, 2002 and June 30, 2001, $31.0 million and $39.4 million respectively were outstanding on this facility.

The Fund entered into interest rate swap and cap transactions to hedge its interest rate on the securitization debt facility. At June 30, 2002 and 2001 the fund had entered into interest swap and cap transactions with a total notional principal of $33.3 and $50.0 million respectively. The effect of swap transactions is to convert the floating rate bank debt into a fixed rate on the contract notional value.

As of June 30, 2002, 14% of the Fund's assets consisted of cash and cash equivalents, compared with 28% as of June 30, 2001. The Fund continued to invest its assets in venture loans during the year. Amounts disbursed under the Fund's loan commitments increased by approximately $9.4 million during the year ended June 30, 2002. Net loan amounts outstanding after amortization decreased by approximately $67.7 million. Unfunded commitments decreased by approximately $9.3 million.

Year Ending	Amount Disbursed	Principal Amortization	Balance Outstanding	Unfunded Commitments*
June 30, 2002	$323.9 million	$260.9 million	$63.0 million	$97.2 million
June 30, 2001	$314.5 million	$183.8 million	$130.7 million	$106.5 million

*All unfunded commitments have expired as of June 30, 2002 and while additional funding may occur on an exception basis, the Fund has no obligations to fund any additional loans.

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

June 30, 2002 (Unaudited)
	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2001	2001	2002	2002
Investment Income:
Interest on Loans	$4,974,053	$3,927,147	$3,452,794	$3,161,013
Interest on Short -Term Investments	115,487	78,778	36,297	40,820
Total Investment Income	5,089,540	4,005,925	3,489,091	3,201,833
Expenses:
Management Fee	845,176	781,758	635,131	527,836
Interest Expense	890,725	660,593	679,038	534,430
Other Operating Expense	145,252	142,274	111,821	106,401
Total Expenses	1,881,153	1,584,625	1,425,990	1,168,667
Net Investment Income	$3,208,387	$2,421,300	$2,063,101	$2,033,166
Net Change in Unrealized Gain From Investment Transactions	(9,709,854)	16,302,890	(2,595,465)	(4,907,066)
Net Realized Loss From Investment Transactions	(54,897)	(9,823,900)	(1,258,250)	(1,913,673)
Incentive Fee	1,311,273	(1,780,058)	358,138	957,499
Net Income (Loss)	$(5,245,091)	$7,120,232	$(1,432,476)	$(3,830,074)
Amount per common share:
Net Income (Loss) Per Share	$(51.85)	$70.39	$(14.16)	$(37.86)
Weighted Average Shares Outstanding	101,159	101,159	101,159	101,159

June 30, 2001 (Unaudited)
	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2000	2000	2001	2001
Investment Income:
Interest on Loans	$6,070,648	$7,238,375	$6,974,328	$6,570,200
Interest on Short -Term Investments	241,145	271,772	189,025	406,985
Total Investment Income	6,311,793	7,510,147	7,163,353	6,977,185
Expenses:
Management Fee	1,707,688	1,402,086	1,289,088	1,273,638
Interest Expense	1,571,159	1,595,619	1,323,829	1,216,768
Other Operating Expense	126,756	147,806	169,455	121,309
Total Expenses	3,405,603	3,145,511	2,782,372	2,611,715
Net Investment Income	$2,906,190	$4,364,636	$4,380,981	$4,365,470
Net Change in Unrealized Gain From Investment Transactions	53,220,095	(31,503,329)	(15,874,556)	(17,105,148)
Net Realized Gain (Loss) From Investment Transactions	9,973,118	(305,787)	(1,991,861)	23,287,066
Incentive Fee	(13,172,292)	5,477,828	2,697,087	(2,109,477)
Net Income (Loss)	$52,927,111	$(21,966,652)	$(10,788,349)	$8,437,911
Net Income (Loss) Per Share	$554.22	$(217.15)	$(106.65)	$83.41
Weighted Average Shares Outstanding	95,498	101,159	101,159	101,159

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's Managers. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net change in unrealized gain from investments". Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $8.9 million at June 30, 2002 would have resulted in unrealized gains or losses and would have increased or decreased net income for the year by 2.6%.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 23, 2002, Venture Lending & Leasing II, Inc. (the "Company") dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent auditors and selected Deloitte & Touche LLP (Deloitte & Touche) to serve as the Company's independent auditors for the year ended June 30, 2002. The decision to change auditors was recommended by the Audit Committee and approved by the Board of Directors of the Company.

During the fiscal years ended June 30, 2001 and 2000 and the subsequent interim period through July 23, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfactions would have caused them to make reference to the subject matter in connection with their report on the Company's Financial statements for such years; and there were no reportable evens as defined in item 304-(a)(1)(v) of Regulation S-K.

The Company has requested Arthur Andersen to furnish a letter stating whether it agrees with the statements made by the Company in response to this Item 304(a), however the Company has not received this letter and Arthur Andersen indicated that it may not provide this letter.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part under the caption "Executive Officers of the Fund" in Part I hereof, and the remainder is contained in the Fund's Proxy Statement for the Annual Meeting of Shareholders to be held November 13, 2002 ("2002 Proxy Statement") under the caption "Proposal 1 -- To Elect Six Directors of the Fund" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the Fund's 2002 Proxy Statement under the caption "Proposal 1 -- To Elect Six Directors of the Fund" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in the Fund's 2002 Proxy Statement under the caption "Annex A -- Beneficial Ownership of Fund Shares" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Fund's 2002 Proxy Statement under the captions: "Other Information -- Managers" and is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financials Statements and Financial Statement Schedules

Report of Independent Auditors

Statements of Financial Position as of June 30, 2002 and 2001

Statements of Operations for the Years ended June 30, 2002, 2001 and 2000

Statements of Changes in Shareholders' Equity for the Years ended June 30, 2002, 2001, and 2000

Statements of Cash Flows for the Years ended June 30, 2002, 2001, and 2000

Notes to Financial Statements

Financial Statement Schedules for the Years Ended June 30, 2002, 2001, and 2000 included in Item 14(d):

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

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On July 23, 2002, the Fund filed a Current Report on Form 8-K to report that the Fund dismissed Arthur Andersen, LLP as the Fund's independent auditors and selected Deloitte and Touche to serve as the Fund's independent auditors for the year ended June 30, 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTURE LENDING & LEASING II, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: September 27, 2002	Date: September 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME TITLE DATE

By: /S/ Arthur Aeder Director September 27, 2002

Arthur Aeder

By: /S/ John F. Cogan Director September 27, 2002

John F. Cogan

By: /S/ Salvador O. Gutierrez President & Director September 27, 2002

Salvador O. Gutierrez

By: /S/ S. Allan Johnson Director September 27, 2002

S. Allan Johnson

By: /S/ Louis Moelchert Director September 27, 2002

Louis Moelchert

By: /S/ Ronald W. Swenson CEO & Director September 27, 2002

Ronald W. Swenson

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1. I have reviewed this annual report on Form 10-K of Venture Lending & Leasing II, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 27, 2002

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Best, certify that:

1. I have reviewed this annual report on Form 10-K of Venture Lending & Leasing II, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 27, 2002

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Venture Lending & Leasing II, Inc:

We have audited the accompanying statement of financial position of Venture Lending & Leasing II, Inc. (the "Fund") as of June 30, 2002, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Fund as of June 30, 2001 and for the years ended June 30, 2001, and 2000 were audited by other auditors whose report, dated August 10, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the change in accounting principle discussed in Note 11 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned and loans as of June 30, 2002, by correspondence with the custodians and borrowers, respectively, or by other appropriate auditing procedures where replies from borrowers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements present fairly, in all material respects, the financial position of the Fund as of June 30, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the financial statements, during the fiscal year ended June 30, 2000, the Fund changed it's method of accounting for incentive fees.

/S/Deloitte & Touche LLP

San Francisco, CA

August 22, 2002

We did not obtain permission of Arthur Andersen LLP to the inclusion in this Annual Report on Form 10-K of the Report of Independent Public Accountants below. Accordingly, the Report of Arthur Andersen LLP below is merely reproduced from Venture Lending & Leasing II, Inc.'s Annual Report on Form 10-K for the year ended June 30, 2001 and does not include the manual signature of Arthur Andersen LLP.

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

/S/Arthur Andersen LLP

San Francisco, California,

August 10, 2001

VENTURE LENDING & LEASING II, INC.
STATEMENTS OF FINANCIAL POSITION
JUNE 30, 2002 AND 2001

	2002	2001

ASSETS

LOANS, At estimated fair value (cost of $66,123,007 and	$ 62,990,331	$ 130,696,313
$139,174,204)

INVESTMENTS IN SECURITIES, At estimated fair value	8,873,413	15,633,551
(cost of $3,594,236 and $3,605,714)

CASH AND CASH EQUIVALENTS	12,120,713	57,333,474

OTHER ASSETS	469,223	328,726

TOTAL ASSETS	$ 84,453,680	$ 203,992,064

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Borrowings under debt facility	$ 31,028,851	$ 64,386,884
Accrued management and incentive fees	10,851,712	28,438,432
Accounts payable and other accrued liabilities	1,277,611	2,482,481

Total liabilities	43,158,174	95,307,797

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value: authorized, 200,000 shares;
issued and outstanding, 101,159 shares as of June 30,
2002 and 2001	101	101
Capital in excess of par value	109,999,899	109,999,899
Accumulated distributions	(182,379,601)	(118,378,249)
Accumulated earnings	113,675,107	117,062,516

Total shareholders' equity	41,295,506	108,684,267

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 84,453,680	$ 203,992,064

See notes to financial statements.

 VENTURE LENDING & LEASING II, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	2002	2001	2000
INVESTMENT INCOME:
Interest on loans	$ 15,515,007	$ 26,853,551	$ 16,526,496
Interest on short-term investments	271,382	1,108,927	810,453

Total investment income	15,786,389	27,962,478	17,336,949

EXPENSES:
Management fees	2,789,901	5,672,500	3,655,548
Interest expense	2,764,786	5,707,375	3,358,265
Other operating expenses	505,748	565,326	944,296

Total expenses	6,060,435	11,945,201	7,958,109

NET INVESTMENT INCOME	9,725,954	16,017,277	9,378,840

NET CHANGE IN UNREALIZED GAIN FROM
INVESTMENT TRANSACTIONS	(909,495)	(11,262,938)	2,559,583

NET REALIZED GAIN (LOSS) FROM INVESTMENT
TRANSACTIONS	(13,050,720)	30,962,536	82,956,596

INCENTIVE FEE	846,852	(7,106,854)	(18,779,301)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT ON
PRIOR YEARS OF A CHANGE IN ACCOUNTING
PRINCIPLE (Note 11)	(3,387,409)	28,610,021	76,115,718

CUMULATIVE EFFECT ON PRIOR YEARS OF A
CHANGE IN ACCOUNTING PRINCIPLE (Note 11)	-	-	(2,174,665)

NET INCOME (LOSS)	$ (3,387,409)	$ 28,610,021	$ 73,941,053

AMOUNTS PER COMMON SHARE:
Income (loss) before cumulative effect on prior years
of a change in accounting principle (Note 11)	$ (33.49)	$ 286.87	$ 1,183.35
Cumulative effect on prior years of a change in
accounting principle (Note 11)	-	-	(33.81)

NET INCOME (LOSS)	$ (33.49)	$ 286.87	$ 1,149.54

WEIGHTED AVERAGE SHARES OUTSTANDING	101,159	99,732	64,322

PRO FORMA AMOUNTS ASSUMING THE NEW
METHOD IS APPLIED RETROACTIVELY (Note 11):
Net income (loss)			$ 76,115,718

Net income per common share			$ 1,183.35
See notes to financial statements
VENTURE LENDING & LEASING II, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED JUNE 30, 2002, 2001 AND 2000

			Capital in
	Common Stock		Excess of	Accumulated	Accumulated
	Shares	Amount	Par Value	Distributions	Earnings	Total

BALANCE, June 30, 1999	44,000	$ 44	$ 43,999,956	$ (3,047,110)	$ 14,511,442	$ 55,464,332

Sales of common stock	46,530	47	54,999,953	-	-	55,000,000
Distributions	-	-	-	(90,718,212)	-	(90,718,212)
Net income	-	-	-	-	73,941,053	73,941,053

BALANCE, June 30, 2000	90,530	91	98,999,909	(93,765,322)	88,452,495	93,687,173

Sales of common stock	10,629	10	10,999,990	-	-	11,000,000
Distributions	-	-	-	(24,612,927)	-	(24,612,927)
Net income	-	-	-	-	28,610,021	28,610,021

BALANCE, June 30, 2001	101,159	101	109,999,899	(118,378,249)	117,062,516	108,684,267

Distributions	-	-	-	(64,001,352)	-	(64,001,352)
Net income	-	-	-	-	(3,387,409)	(3,387,409)

BALANCE, June 30, 2002	101,159	$ 101	$ 109,999,899	$ (182,379,601)	$ 113,675,107	$ 41,295,506

See notes to financial statements.

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (3,387,409)	$ 28,610,021	$ 73,941,053
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization of deferred assets	94,210	124,543	106,383
Net change in unrealized gain from investments	909,495	11,262,938	(2,559,583)
Net realized loss (gain) from investments	13,050,720	(30,962,536)	(82,956,596)
Increase in other assets	(215,957)	(147,139)	(462,519)
Increase (decrease) in accounts payable, other accrued
liabilities and management fees	(18,714,510)	5,513,472	22,245,345

Net cash provided by (used in) operating activities	(8,263,451)	14,401,299	10,314,083

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	(9,331,349)	(79,348,494)	(134,976,136)
Principal payments on loans	70,242,028	95,703,783	53,754,169
Proceeds from sale of securities	387,203	36,540,632	49,623,594
Acquisition of warrants and stock	(869,057)	(1,908,842)	(5,731,754)

Net cash provided by (used in) investing activities	60,428,825	50,987,079	(37,330,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	-	11,000,000	55,000,000
Cash distributions to shareholders	(64,001,352)	(24,612,927)	(51,296,830)
Payment of bank facility fees	(18,750)	(31,000)	(146,685)
Borrowings under debt facility	19,086,715	30,974,005	39,946,234
Repayment of borrowings under debt facility	(52,444,748)	(31,611,437)	(12,130,128)

Net cash provided by (used in) financing activities	(97,378,135)	(14,281,359)	31,372,591

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS	(45,212,761)	51,107,019	4,356,547

CASH AND CASH EQUIVALENTS:
Beginning of year	57,333,474	6,226,455	1,869,908

End of year	$ 12,120,713	$ 57,333,474	$ 6,226,455

CASH PAID DURING THE YEAR FOR -
Interest	$ 2,814,689	$ 5,690,189	$ 3,348,938

NONCASH TRANSACTIONS -
Distributions of investment securities to shareholders	$ -	$ -	$ 39,421,382

See notes to financial statements.

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS
YEAR ENDED JUNE 30, 2002

1. ORGANIZATION AND OPERATIONS OF THE COMPANY

Venture Lending & Leasing II, Inc. (the "Fund") was incorporated in Maryland on May 19, 1997, as a nondiversified closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on September 15, 1997, the Fund had no operations other than the sale to Westech Investment Advisors, Inc. ("Westech Advisors") of 50 shares of common stock, $0.001 par value, for $50,000. As of June 30, 2002, the Fund has met the requirements, including diversification requirements, to qualify as a regulated investment company ("RIC") under the Internal Revenue Code of 1986 and filed for such registration.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents consist of cash on hand and demand deposits in banks with original maturities of 90 days or less.

Valuation of Loans and Investments - Venture loans are privately negotiated transactions, and there is no established trading market in which such loans can be sold. Investments in loans are valued at their original purchase price less amortization of principal unless, pursuant to procedures established by the Fund's Board of Directors, the Fund's managers determine that amortized cost does not represent fair value. Interest income on loans is recognized using the effective interest method.

Substantially all of the Fund's investment securities are warrants and stock. Most of the Fund's securities are restricted and cannot be sold publicly without prior agreement with the issuer to register the securities under the Securities and Exchange Act of 1933 (the "1933 Act"), or by selling the securities under Rule 144 or other rules under the 1933 Act, which permit only limited sales under specified conditions.

Warrants that are received in connection with loan transactions generally will be assigned a fair value at the time of acquisition. This value may be subsequently adjusted up or down based on the Fund's Manager's determination of appropriate fair value. Thereafter, warrants on equity securities with readily ascertainable market values will be assigned a fair value based on the difference, if any, between the exercise price of the warrant and the market value of the equity securities for which the warrant may be exercised, adjusted for restrictions on sale.

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

Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's Manager. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.

During the year ended June 30, 2002, the Fund changed the way in which it estimates the fair value of securities. Previously, the Fund discounted all equity securities. Fully tradable securities had been discounted by 20% and restricted securities were further discounted based on the length of time that the restrictions remained. The Fund no longer discounts the fair value of unrestricted securities. For the year ended June 30, 2002 this change in estimate caused unrealized gain from investment transactions to be approximately $1.7 million greater than if the Fund had estimated fair value in a manner similar to previous years.

Nonaccrual Loans - The Fund's policy is to place a loan on nonaccrual status when either principal or interest has become past due for 90 days or more or when the value of the loan has been impaired. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on nonaccrual status. Any uncollected interest related to quarters prior to when the loan was placed on nonaccrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the valuation of loans.

Loans with a fair value of $431,256 and $3,232,126 and a cost of $3,563,932 and $11,710,017 have been classified as nonaccrual at June 30, 2002 and 2001, respectively.

Commitment Fees - Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is included in unearned income and is recognized as described above.

Interest Rate Swaps - The Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. For investment companies such as the Fund, SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings. The Fund adopted SFAS No. 133 effective July 1, 2000.

The fund enters into interest rate swap and interest rate cap transactions to hedge its interest rate on its borrowings under its debt facility. The net interest received or paid on the transactions is included in interest expense. The fair value of the swap or cap is recorded in other assets or other liabilities and the change in the fair value is recorded as a change in unrealized gain (loss) from investments.

Tax Status - As long as the Fund qualifies as a RIC, it will not pay any federal or state corporate income tax on income that is distributed to shareholders (pass-through status). Should the Fund lose its qualification as a RIC, it could be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to its shareholders), and all distributions out of its earnings and profits will be taxable to shareholders as ordinary income.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income (loss) or shareholders' equity.

3. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance the borrower up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of June 30, 2002, the Fund's investments in loans are to companies based entirely within the United States and are diversified among borrowers based in the following industries. The percentage of net assets (shareholders' equity) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower may change each month. For the year ended June 30, 2002, the weighted average interest rate on performing loans was 16.3%. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.
	Percentage of	Estimated Fair Value	Final
Borrower	Net Assets	at June 30, 2002	Maturity Date

Application Service Providers:
Agilera [Applicast]		$ 230,367	11/1/02

Total	0.6%	230,367

Biotechnology:
Aesgen		1,084,530	9/1/03
CellGate		50,866	10/1/02
Ceres		631,797	2/1/03
Genteric		185,644	11/1/04
Nobex [Protein Delivery]		298,905	1/1/04
Origen Therapeutics		413,029	10/1/03
Zyomyx		2,312,945	7/1/04

Total	12.1%	4,977,716

Communication Service Providers
Equinix		$ 2,685,226	6/1/03
UM Communications [Urban Media]		43,843	*

Total	6.6%	2,729,069

Communications Equipment
Calient Networks		836,788	12/1/04
Cisco Systems [Cerent Corporation]		160,747	1/1/03
Cisco Systems [JetCell]		247,395	9/1/03
CoSine Communications		112,385	9/1/02
Metro-OptiX		2,361,542	1/1/04
Network Photonics		1,002,912	12/1/04
Nishan Systems		2,612,960	12/1/04
Nokia [Amber Networks]		1,163,505	9/1/03
Optical Solutions		2,408,803	4/1/04
Terawave Communications		3,112,836	2/1/05

Total	34.0%	14,019,873

Computers & Peripherals
Andes Networks [BeeLine Networks]		133,268	11/1/03
Intera Systems		-	*

Total	0.3%	133,268

Internet
BeVocal		1,142,098	7/1/03
BridgeSpan [ezClose.com]		1,206,255	6/1/04
CMGI [Adforce]		18,612	*
Coremetrics		1,207,656	9/1/04
ECtone		103,341	*
Google		3,830,375	10/1/03
Keynote Systems		25,897	7/1/02
NetRatings		34,132	10/1/02
Postini [SafeStamp.com]		518,577	6/1/04
PrivateExpress		194,267	1/1/04
QuinStreet [Echo Online Networks]		1,650,172	11/1/04
RivalWatch		30,579	4/1/03
Slam Dunk Networks		139,332	3/1/04
Vividence [Facilitas]		2,173,979	2/1/04

Total	29.7%	12,275,272

Medical Devices
Cardica [Vascular Innovations]		1,160,150	6/1/05
HeartStent		6,958	7/1/02
Pi Medical		107,995	9/1/04
Visionary BioMedical [Myelotec]		13,608	9/1/02

Total	3.1%	1,288,711
Other
AtomicTangerine		$ 184,194	*
Lumenare [Avulet]		231,672	1/1/04
OffRoad Capital		-	*

Total	1.0%	415,866

Photonics
Cenix [IOS Technologies]		1,269,824	10/1/04
Infinera [Zepton Networks]		3,515,645	3/1/05
Novalux		3,450,481	4/1/05
Tsunami Optics [Stratos Lightwave]		445,383	5/1/04

Total	21.0%	8,681,333

Semiconductor Equipment
Abpac		-	*
Primaxx		175,323	7/1/03
Silicon Genesis		2,955,959	1/1/04
Torrex		1,890,480	1/1/04

Total	12.2%	5,021,762

Semiconductors
Globespan [iCompression]		930,843	6/1/03
Intel [VxTel]		474,704	11/1/03
Ishoni Networks [HiQ Networks]		2,194,312	8/1/04
Matrix Semiconductor [Rhombus]		2,306,275	4/1/04
nDSP		542,939	11/1/03
NuCORE		439,078	1/1/04
PMC-Sierra [Abrizo]		144,778	2/1/03
Sandcraft		333,909	10/1/02
TeleCruz		953,105	4/1/04
Transmeta		168,749	1/1/03
Triscend		276,888	4/1/03

Total	21.2%	8,765,580

Software
Believe		$ 8,715	*
Broad Daylight [Acme Software]		317,389	7/1/03
Chordiant Software [OnDemand]		1,095,778	11/1/03
CoWare		455,153	9/1/04
diCarta [Nexbase]		362,032	8/1/03
Digital Impact [MineShare]		15,083	8/1/02
E.piphany [Octane Software]		73,503	8/1/02
Open Telephone Networks		85,003	4/1/03
Personic Software		72,551	*
Steeleye Technology		1,419,753	9/1/03
Sycon Design		16,278	9/1/02
Taviz Technology [eN2Z]		324,178	10/1/02
Zero-In Design		206,098	3/1/04

Total	10.80%	4,451,514

Total loans (Cost: 66,123,007)	152.54%	$ 62,990,331

*As of June 30, 2002 loans with a cost basis of $3,563,932 and a fair value of $431,256 have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

The Fund provides asset-based financing primarily to start-up and emerging growth venture capital backed companies. These loans are generally secured by assets of the borrower. As a result, the Fund is subject to general credit risk associated with such companies. At June 30, 2002, the Fund has unfunded commitments to borrowers of $97,228,079, all of which have expired.

Included in the net change in unrealized gain from investment transactions for the years ended June 30, 2002, 2001 and 2000, is an unrealized loss on loans of $5,345,215, $6,047,891, and $309,125, respectively. This amount represents a reduction in the estimated fair value of loans determined by the Fund's Managers in accordance with the procedures established by the Fund's Board of Directors.

The Fund's investments in stocks and warrants are primarily in companies based entirely within the United States and are diversified among the following industries. The Fund has historically net exercised all warrants. The number of shares for which a warrant is exercisable is predicated on future events. The percentage of net assets that each industry group represents is shown with the industry totals:
		Number of	Estimated	Percentage
		Shares	Fair Value at	of Net
Borrower	Investment	of Stock	June 30, 2002	Assets

Biotechnology
Aesgen	Warrant		$ 30,000
Cellgate	Warrant		20,000
Ceres	Warrant		28,000
Genteric	Warrant		5,000
Metamorphix	Warrant		20,000
Nobex	Warrant		10,500
Origen	Warrant		12,500
Zyomyx	Warrant		55,500

Total			181,500	0.44%

Communication Equipment
Alcatel	Warrant		9,300
Calient Networks	Warrant		30,000
Ciena	Stock	118,833	497,910
Corvis	Warrant		80,000
Cosine	Warrant		45,000
Cisco	Stock	389	5,427
Longboard	Warrant		25,000
MetroOptics	Warrant		60,000
Network Photonics	Warrant		40,000
Nishan Systems	Warrant		70,000
Nokia	Stock	46,126	662,035
Optical Solutions	Warrant		55,000
Procket	Warrant		50,000
Taqua	Stock	148,375	75,746
Terawave	Warrant		50,000

Total			1,755,418	4.25%

Communication Service Provider
Digital Generation	Warrant		55,000
Equinix	Warrant		70,000
Totality	Warrant		50,000
New Edge Networks	Warrant		80,000
Telera	Warrant		50,000

Total			305,000	0.74%

Computer and Peripherals
Andes (Beeline)	Warrant		$ 4,650
Quantum3D	Warrant		10,000

Total			14,650	0.04%

Internet
BeVocal	Warrant		30,000
BridgeSpan	Warrant		34,100
Coremetrics	Warrant		31,000
Google	Warrant		100,000
Postini	Warrant		15,500
Private Express	Warrant		15,000
Quinstreet	Warrant		40,960
Rival Watch	Warrant		1,550
Slam Dunk	Warrant		13,020
Tradec	Warrant		10,000
Viquity	Warrant		10,075
Vividence	Warrant		42,500

Total			343,705	0.83%

Medical Devices
Aerogen	Warrant		12,000
Cardica	Warrant		19,500
Heartstent	Warrant		5,600
PI Medical	Warrant		2,000
Spinal Concepts	Warrant		6,000
Cardiac Science	Warrant and Stock	8,510	48,514
Visionary Biomedical	Warrant		6,000

Total			99,614	0.24%

Other
Red Siren	Stock	872,220	283,384
Lumenare	Warrant		6,000

Total			289,384	0.70%

Photonics
Broadcom	Stock	21,640	379,565
Cenix	Warrant		30,000
Infinera	Warrant		40,000
Intel (Lightlogic)	Stock	179,594	3,160,059
Lightwave Microsystems	Warrant		4,900
New Focus	Stock	108,775	323,062
Novalux	Warrant		60,000
Stratos Lightwave	Stock	19,576	31,322

Total			4,028,908	9.76%

Semiconductor
Applied Materials	Stock	2,804	$ -
Chameleon	Warrant		50,000
Conextant	Stock	1,828	2,961
Extensil	Warrant		-
GlobeSpan	Stock	2,638	10,209
Infineon	Warrant		964,499
Matrix Semiconductor	Warrant		80,000
NuCore	Warrant		15,000
Sandcraft	Warrant		45,000
Skyworks	Stock	641	3,558
TeleCruz	Warrant		34,000
Transmeta	Warrant		246,400
Triscend	Warrant		10,000

Total			1,461,627	3.54%

Semiconductor Equipment
Primaxx	Warrant		5,000
Silicon Genesis	Warrant		80,000
Torrex	Warrant		40,000

Total			125,000	0.30%

Software
Broad Daylight	Warrant		17,500
Costar	Warrant		18,000
CoWare	Warrant		10,000
Digital Impact	Warrant		4,800
Net Effect Devices	Stock and Warrant	100,000	90,000
Open Telephone	Warrant		10,000
Steeleye Technology	Warrant		40,000
Sycon Design	Warrant		5,000
Taviz	Warrant		30,000
Trigo	Stock	57,728	32,807
Zero In Design	Warrant		10,500

Total			268,607	0.65%

Total investments in securities
(cost: $3,594,236)			$ 8,873,413	21.49%

4. WARRANTS AND STOCK

At June 30, 2002 and 2001, the Fund held warrants to purchase shares of common and preferred stock in 72 and 85 companies, respectively, of which 11 and 10, respectively, were publicly traded. The warrants issued by private companies whose equity securities do not have a readily ascertainable market value are initially carried at estimated fair value assigned at the time of acquisition. This value may be adjusted up or down based on the Fund's Manager's determination of appropriate fair value in accordance with the policies of the Fund's Board of Directors. These private warrants had a value of $1,761,855 and $2,192,475 at June 30, 2002 and 2001, respectively. The following is a summary of the activity for investments in warrants and investments in stock for the years ended June 30, 2002 and 2001:
	2002	2001

Investments in warrants:
Balance, beginning of year	$ 7,502,781	$ 11,032,471
Net acquisition of warrants	110,000	556,275
Conversion of warrants to stock	(37,300)	(239,500)
Sale of warrants	(40,000)	-
Write-off of warrants	(504,020)	(264,900)
Net change in unrealized gain	(3,747,664)	(3,581,565)

Balance, end of year	3,283,797	7,502,781

Investments in stock:
Balance, beginning of year	8,130,770	8,886,571
Net acquisition of stock	759,056	1,352,567
Conversion of warrants to stock	37,300	239,500
Cost basis of stock sold	(261,282)	(2,112,048)
Write-off of stock	(75,233)	(6,666)
Net change in unrealized gain	(3,000,995)	(229,154)

Balance, end of year	5,589,616	8,130,770

Total investments in warrant and stock, end of year	$ 8,873,413	$ 15,633,551

5. LONG-TERM DEBT FACILITY

As of June 30, 2001 the Fund had in place a revolving credit warehouse facility to finance the acquisition of asset-based loans. The Fund was eligible to borrow up to $43 million as of June 30, 2001. Outstanding balances bear interest at either the financial institution's prime rate or 1.75 percent above LIBOR , which at June 30, 2001 was 5.584 percent. The Fund paid a commitment fee of 0.25 percent annually on the total average amount of unused commitment with respect to this facility. Borrowings under the facility were collateralized by the receivables under loans with assignment to the financial institution plus other assets of the Fund. The facility expired in November, 2001 and the Fund elected not to renew it.

As of June 30, 2002 and 2001, the Fund also had in place a $33.4 million and $50.0 million, respectively, securitization debt facility to finance the acquisition of asset-based loans. The principal balance was initially a 40-month term loan and is due to expire in September 2003. Additional amounts can be drawn on the credit facility by a minimum of $5 million and in $1 million increments in excess thereof. The balance amortizes on a monthly basis. At June 30, 2002 and 2001, the Fund had $31.0 million and $39.4 million, respectively, outstanding under this facility. The interest rate on this facility varies monthly and is calculated as the bank's rate for commercial paper on the date of reconciliation plus .55 percent. At June 30, 2002 and 2001 this rate was 2.405 percent and 4.3325 percent, respectively.

The required aggregate debt principal payments for the remaining two years are as follows:
Year	Principal Payments

2002	$ 12,934,319
2003	18,094,532

Total	$ 31,028,851

6. INTEREST RATE SWAPS

At June 30, 2002, the Fund had an interest swap outstanding with total notional principal amounts of $33.3 million to convert floating rate liabilities to fixed rates as follows:
  An interest rate swap with a notional amount of $33.3 million whereby the Fund pays a fixed rate of 5.92 percent and receives from the counterparty a floating 30-day commercial paper rate. Payments are made monthly and terminate on September 25, 2003. The swap had a fair value of $910,379 at June 30, 2002, which is included in other liabilities.

7. CAPITAL STOCK

As of June 30, 2002 and 2001, there are 200,000 shares of $0.001 par value common stock authorized, and 101,159 have been issued and are outstanding.

The Fund has subscription agreements in effect with its shareholders under which shareholders will purchase shares of the Fund, up to their full committed capital amount, upon capital calls delivered at least 15 days before payment is due. Based on $110 million of subscriptions received by the final closing during December 1997, all commitments have been funded and no uncalled capital commitments remained outstanding as of June 30, 2002.

8. EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income (loss) by the weighted-average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted-average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no options, preferred stock or other instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

9. MANAGEMENT

Westech Advisors serves as the Fund's investment manager, and Siguler Guff Advisers, L.L.C. (the "Adviser") serves as adviser to Westech Advisors with respect to Westech Advisors' administrative duties to the Fund. As compensation for their services to the Fund, Westech Advisors and the Adviser, together, will receive a management fee (the "Management Fee") at an annual rate of 2.5 percent of the Fund's committed capital, computed and paid quarterly for the first two years following the Fund's initial private offering and at an annual rate of 2.5 percent of the Fund's total assets (including amounts derived from borrowed funds) as of the last day of each fiscal quarter thereafter. Fees of $2,789,901, $5,672,500, and $3,655,548 were recognized as expenses for the years ended June 30, 2002, 2001 and 2000, respectively.

In addition to the Management Fee, Westech Advisors and the Adviser (the "Managers") will together receive a monthly incentive fee (the "Incentive "Fee) after shareholders have received a return of funds ("Payout") equal to the following: (a) cumulative dividends and distributions equal to 100 percent of all amounts paid, as of the date of calculation, by shareholders to the Fund (and not including placement fees paid to the placement agent by certain of the shareholders) for the purchase of shares plus (b) a preferred return on all amounts contributed, as of the date of calculation, equal to an 8 percent cumulative noncompounded annual return on such amounts. After Payout has been achieved, all amounts available to be paid as dividends and distributions to shareholders in accordance with the Fund's distribution policies will be distributed as follows: 80 percent as dividends to the Fund's shareholders and 20 percent to the Managers as the Incentive Fee. The Incentive Fee expense for the years ended June 30, 2002, 2001 and 2000, was $(846,852), $7,106,854, and $18,779,301 respectively. The negative incentive fee expense reflects the lowering of accrued incentive fees, which corresponds with the net loss for the years ended June 30, 2002. The amounts paid to the Managers for incentive fees, based on the Fund's distribution policies, were $16,000,338 and $7,106,854 for the years ended June 30, 2002 and 2001, respectively. Certain officers and directors of the Fund also serve as officers and directors of Westech Advisors and Siguler Guff Advisers, L.L.C.

10. FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in The United States of America require disclosure of financial highlights of the Fund. The total rate of return is defined as the return based on the change in value during the year of a theoretical investment made at the beginning of the year. The total rate of return assumes a constant rate of return for the Fund during the year reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated below are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the year presented. Net investment income is inclusive of all investment income net of expenses, and excludes realized or unrealized gains and losses. In arriving at the computation of net investment income, expenses do not include the incentive fee.

Beginning and ending net asset values are based on the beginning and ending number of shares outstanding. Other per share information is calculated based on the weighted average number of shares outstanding.
Year Ended
June 30, 2002

Total return	(6.8)%

Per share amounts:
Net asset value, beginning of year	$ 1,074.39

Net investment income	96.15
Realized gain, change in unrealized gain
and incentive fee	(129.64)

Total loss	(33.49)

Capital distributions	(632.68)

Net asset value, end of year	$ 408.22

Net assets end of year	$ 41,295,506

Ratios to average net assets:
Expenses	11%
Net investment income	17%
Expenses plus incentive fee	9%

  CHANGE IN ACCOUNTING PRINCIPLE

In the second quarter of fiscal year end June 30, 2000, the Fund changed its method of accounting for its Incentive Fee. The previous method was to record the Incentive Fee as the Fund became legally obligated. The new method is to record the fee based on the Fund's current income. According to the management of the Fund, this change was made to more closely match the Incentive Fee to current performance. The new method has been applied to Incentive Fee calculations of prior years. The $2,174,665 cumulative effect of the change on prior years is included in income for the year ended June 30, 2000. The effect of the change on the year ended June 30, 2000 was to decrease income before cumulative effect of a change in accounting principle by $18,779,301 ($291.96 per share).

The pro forma amounts presented with the results of operations for the year ended June 30, 2000 reflect the effect of retroactive application of the Incentive Fee had the provision for Incentive Fee been made during prior years.

******

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing II, Inc. (the "Company") on Form 10-K for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
September 27, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Venture Lending & Leasing II, Inc. (the "Company") on Form 10-K for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Best, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer
September 27, 2002