Form 10-Q
period 2002-09-30
VENTURE LENDING & LEASING II INC
filed 2002-11-14
CIK 1039802

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2002

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

Yes Ö No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 4, 2002
Common Stock, $.001 par value	101,159

VENTURE LENDING & LEASING II, INC.

INDEX

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

Statements of Financial Position (Unaudited)

As of September 30, 2002 and June 30, 2002

Statements of Operations (Unaudited)

For the Three Months ended September 30, 2002 and 2001

Statement of Changes in Shareholders' Equity (Unaudited)

For the year ended June 30, 2002 and the Three Months ended September 30, 2002

Statements of Cash Flows (Unaudited)

For the Three Months ended September 30, 2002 and 2001

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations

Item 3. Quantitative & Qualitative Disclosure About Market Risk

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities & Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
	September 30, 2002	June 30, 2002
	__________________	________________
ASSETS
Loans, at estimated fair value,	$ 50,934,210	$ 62,990,331
(Cost of $54,065,391 and $66,123,007)
Investments in securities, at estimated fair value	6,784,809	8,873,413
(Cost of $3,609,324 and $3,594,236)
Cash and cash equivalents	6,716,826	12,120,713
Other assets	267,962	469,223
	__________________	________________
Total assets	$ 64,703,807	$ 84,453,680
	================	===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Bank loans	$ 24,542,807	$ 31,028,851
Accrued management and incentive fees	8,115,799	10,851,712
Accounts payable and other accrued liabilities	1,171,552	1,277,611
	__________________	________________
Total liabilities	33,830,158	43,158,174
	__________________	________________
Shareholders' equity:
Common stock, $.001 par value:
Authorized - 200,000 shares
Issued and outstanding - 101,159 shares	101	101
Capital in excess of par value	109,999,899	109,999,899
Accumulated distributions	(191,979,602)	(182,379,601)
Accumulated earnings	112,853,251	113,675,107
	__________________	________________
Total shareholders' equity	30,873,649	41,295,506
	__________________	________________
Total liabilities and shareholders' equity	$ 64,703,807	$ 84,453,680
	================	===============

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001
	____________	____________
INVESTMENT INCOME:
Interest on loans	$ 2,239,892	$ 4,974,053
Interest on short-term investments and other income	29,161	115,487
	____________	____________
Total investment income	2,269,053	5,089,540
	____________	____________
EXPENSES:
Management fees	404,399	845,176
Interest expense	497,641	890,725
Other operating expenses	78,642	145,252
	____________	____________
Total expenses	980,682	1,881,153
	____________	____________
Net investment income	1,288,371	3,208,387
	____________	____________
Net change in unrealized gain from investment transactions	(1,908,262)	(9,709,854)
Net realized loss from investment transactions	(407,429)	(54,897)
Incentive fee	205,464	1,311,273
	____________	____________
Net loss	(821,856)	(5,245,091)
Amounts per common share:
Net loss	$ (8.12)	$ (51.85)
	===========	===========
	____________	____________
Weighted average shares outstanding	101,159	101,159
	____________	____________

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE YEAR ENDED JUNE 30, 2002 AND

THE THREE MONTHS ENDED SEPTEMBER 30, 2002

	Common Stock		Capital in Excess of	Accumulated	Accumulated
	Shares	Amount	Par Value	Distributions	Earnings	Total
	______	________	___________	_____________	____________	____________
BALANCE, June 30, 2001	101,159	$ 101	$109,999,899	$(118,378,249)	$117,062,516	$108,684,267

Sales of common stock	-	-	-	-	-	-
Distributions	-	-	-	(64,001,352)	-	(64,001,352)
Net loss	-	-	-	-	(3,387,409)	(3,387,409)
	______	________	___________	_____________	____________	____________
BALANCE, June 30, 2002	101,159	101	109,999,899	(182,379,601)	113,675,107	41,295,506

Distributions	-	-	-	(9,600,001)	-	(9,600,001)
Net loss	-	-	-	-	(821,856)	(821,856)
	______	________	___________	_____________	____________	____________
BALANCE, September 30, 2002	101,159	$ 101	$109,999,899	$(191,979,602)	$112,853,251	$ 30,873,649
	======	=======	=========	===========	===========	============

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
	2002	2001
	_______________	______________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (821,856)	$ (5,245,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred assets (Net of additions)	10,044	25,490
Net change in unrealized gain from investments	1,908,262	9,709,854
Net realized loss from investments	407,429	54,897
Decrease (Increase) in other assets	191,217	(61,269)
Decrease in accounts payable, other accrued liabilities and management fees	(2,648,037)	(12,056,838)
	_______________	______________
Net cash used in operating activities	(952,941)	(7,572,957)
	_______________	______________
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	-	(2,398,678)
Principal payments on loans	11,630,471	19,751,971
Proceeds from sale of securities	73,000	203,547
Acquisition of warrants and stock	(68,372)	(389,555)
	_______________	______________
Net cash provided by investing activities	11,635,099	17,167,285
	_______________	______________
CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	-	-
Cash distributions to shareholders	(9,600,001)	(40,000,339)
Loans from bank	-	10,637,432
Repayment of bank loans	(6,486,044)	(22,649,446)
	_______________	______________
Net cash used in financing activities	(16,086,045)	(52,012,353)
	_______________	______________
Net decrease in cash and cash equivalents	(5,403,887)	(42,418,025)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,120,713	57,333,474
	_______________	______________
End of period	$ 6,716,826	$ 14,915,449
	=============	=============
CASH PAID DURING THE PERIOD FOR:
Interest	$ 495,306	$ 914,532

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2002

1. ORGANIZATION OF THE FUND AND BASIS OF PRESENTATION

Venture Lending & Leasing, II, Inc. (the Fund) was incorporated in Maryland on May 19, 1997, as a nondiversified closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on September 15, 1997, the Fund had no operations other than the sale to Westech Investment Advisors, Inc. (Westech Advisors) of 50 shares of common stock, $0.001 par value, for $50,000. As of September 30, 2002, the Fund has met the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986 and filed for such registration.

In Management's opinion, the accompanying condensed financial statements, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior year financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the three months ended September 30, 2002 and 2001, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2002.

2. SUMMARY OF INVESTMENTS:

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of September 30, 2002, the Fund's investments in loans are to companies based entirely within the United States and are diversified among borrowers in the industries shown below. The percentage of shareholders' equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month. For the three month period ended September 30, 2002, the weighted average interest rate on performing loans was 15.8%. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

Borrower	Percentage of Net assets	Estimated Fair Value 9/30/02	Final Maturity Date
Biotechnology
Aesgen		$839,071	9/1/03
CellGate		34,789	10/1/02
Ceres		398,299	2/1/03
Genteric		165,212	11/1/04
Nobex [Protein Delivery]		243,291	1/1/04
Origen Therapeutics		347,955	10/1/03
Zyomyx		1,803,703	7/1/04
Subtotal:	12.4%	$3,832,320
Communication Service Providers
Equinix		$2,209,131	6/1/03
UM Communications [Urban Media]		43,843	*
Subtotal:	7.3%	$2,252,974
Communications Equipment
Calient Networks		$760,161	12/1/04
Cisco Systems [Cerent Corporation]		106,736	1/1/03
Cisco Systems [JetCell]		193,941	9/1/03
Metro-OptiX		1,857,422	1/1/04
Network Photonics		922,279	12/1/04
Nishan Systems		2,270,716	12/1/04
Nokia [Amber Networks]		828,037	9/1/03
Optical Solutions		1,985,491	4/1/04
Terawave Communications		2,747,763	2/1/05
Subtotal:	37.8%	$11,672,546
Computers & Peripherals
Andes Networks [BeeLine Networks]		$105,432	11/1/03
Intera Systems		0	*
Subtotal:	0.3%	$105,432
Internet
BeVocal		$899,817	7/1/03
BridgeSpan [ezClose.com]		1,016,320	6/1/04
CMGI [Adforce]		140	*
Coremetrics		1,200,293	9/1/04
ECtone		23,341	*
Google		3,015,614	10/1/03
NetRatings		24,812	10/1/02
Postini		444,979	6/1/04
PrivateExpress		10,056	*
QuinStreet [Echo Online Networks]		1,256,723	11/1/04
RivalWatch		20,821	4/1/03
Slam Dunk Networks		147,040	*
Vividence [Facilitas]		1,814,516	2/1/04
Subtotal:	32.0%	$9,874,472
Medical Devices
Cardica [Vascular Innovations]		$1,022,153	6/1/05
Pi Medical		93,730	9/1/04
Subtotal:	3.6%	$1,115,883
Other
Lumenare [Avulet]		$183,378	1/1/04
OffRoad Capital		0	*
Subtotal:	0.6%	$183,378
Photonics
Cenix		$1,166,927	10/1/04
Infinera [Zepton Networks]		3,259,029	3/1/05
Novalux		3,066,826	4/1/05
Tsunami Optics [Stratos Lightwave]		373,629	5/1/04
Subtotal:	25.5%	$7,866,411
Semiconductor Equipment
Abpac		$0	*
Primaxx		143,276	7/1/03
Silicon Genesis		2,488,442	1/1/04
Torrex		1,552,610	1/1/04
Subtotal:	13.6%	$4,184,328
Semiconductors
Globespan [iCompression]		$671,822	6/1/03
Intel [VxTel]		299,285	11/1/03
Ishoni Networks [HiQ Networks]		1,594,322	8/1/04
Matrix Semiconductor		2,046,906	4/1/04
nDSP		344,524	11/1/03
NuCORE		311,567	1/1/04
PMC-Sierra [Abrizo]		92,604	2/1/03
Sandcraft		210,909	10/1/02
TeleCruz		831,023	4/1/04
Transmeta		109,656	1/1/03
Triscend		206,772	4/1/03
Subtotal:	21.8%	$6,719,390
Software
Believe		$8,629	*
Broad Daylight [Acme Software]		243,615	7/1/03
Chordiant Software [On Demand]		855,110	11/1/03
CoWare		385,020	9/1/04
diCarta [Nexbase]		280,730	8/1/03
Open Telephone Networks		9,132	*
Personic Software		12,453	*
Steeleye Technology		1,099,991	9/1/03
Taviz Technology [eN2Z]		59,291	10/1/02
Zero-In Design		173,105	3/1/04
Subtotal:	10.1%	$3,127,076
Total: (Cost $ 54,065,391)	165.0%	$50,934,210

*As of September 30, 2002 loans with a cost basis of $3.4 million and a fair value of $0.3 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers. As a result, the Fund is subject to general credit risk associated with such companies. At September 30, 2002, the Fund has no unfunded commitments to borrowers.

The Fund's investment in warrants and stock are entirely within the United States and are diversified among the following industries. The Fund has historically net exercised all warrants. The number of shares for which a warrant is exercisable is often predicated on future events. The percentage of net assets that each industry group represents is shown with the industry totals:

Borrower	Investment	Number of	Estimated Fair Value	Percentage of
		Shares of Stock	9/30/02	Net Assets
Biotechnology
Aesgen	Warrant		$30,000
Cellgate	Warrant		20,000
Ceres	Warrant		28,000
Genteric	Warrant		5,000
Metamorphix	Warrant		20,000
Nobex	Warrant		10,500
Origen	Warrant		12,500
Zyomyx	Warrant		55,500
			___________
	Biotechnology Total		$181,500	0.59%
Communications Equipment
Alcatel	Warrant		$9,300
Calient Networks	Warrant		30,000
Ciena	Stock	118,833	352,933
Corvis	Warrant		80,000
Cosine Communications	Warrant		45,000
Cisco Systems	Stock	389	4,077
Longboard	Warrant		25,000
MetroOptics	Warrant		60,000
Network Photonics	Warrant		40,000
Nishan Systems	Warrant		70,000
Nokia	Stock	41,266	546,775
Optical Solutions	Warrant		55,000
Procket Networks	Warrant		50,000
Taqua	Stock	148,375	75,746
Terawave Communications	Warrant		50,000
			___________
	Communications Equipment Total		$1,493,831	4.84%
Communication Service Provider
Digital Generation	Warrant		$55,000
Equinix	Warrant		70,000
Totality	Warrant		50,000
New Edge Networks	Warrant		80,000
Telera	Warrant		50,000
			___________
	Communication Service Provider Total		$305,000	0.99%
Computer & Peripherals
Andes Networks	Warrant		$4,650
Quantum3D	Warrant		10,000
			___________
	Computer & Peripherals Total		$14,650	0.05%
Internet
BeVocal	Warrant		$30,000
BridgeSpan	Warrant		34,100
Coremetrics	Warrant		31,000
Google	Warrant		100,000
Postini	Warrant		15,500
Quinstreet	Warrant		40,960
RivalWatch	Warrant		1,550
Tradec	Warrant		10,000
Viquity	Warrant		10,075
Vividence	Warrant		42,500
			___________
	Internet Total		$315,685	1.02%
Medical Devices
Aerogen	Warrant		$12,000
Cardica	Warrant		19,500
Heartstent	Warrant		5,600
PI Medical	Warrant		2,000
Spinal Concepts	Warrant		6,000
Cardiac Science	Warrant and Stock	8,510	16,850
Visionary Biomedical	Warrant		6,000
			___________
	Medical Devices Total		$67,950	0.22%
Other
Red Siren	Stock	1,122,576	$351,756
Lumenare	Warrant		6,000
			___________
	Other Total		$357,756	1.16%
Photonics
Broadcom	Stock	21,640	$231,115
Cenix	Warrant		30,000
Infinera	Warrant		40,000
Intel	Stock	179,594	2,471,525
New Focus	Stock	108,775	293,693
Novalux	Warrant		60,000
Stratos Lightwave	Stock	19,576	7,047
			___________
	Photonics Total		$3,133,380	10.15%
Semiconductor
Applied Materials	Stock	2,804	-
Chameleon	Warrant		$50,000
Conextant	Stock	1,828	1,374
Extensil	Warrant		-
GlobeSpan	Stock	2,638	6,226
Infineon	Warrant		241,292
Matrix Semiconductor	Warrant		80,000
NuCore	Warrant		15,000
Sandcraft	Warrant		45,000
Skyworks	Stock	641	3,558
TeleCruz	Warrant		34,000
Transmeta	Warrant		35,000
Triscend	Warrant		10,000
			___________
	Semiconductor Total		$521,450	1.69%
Semiconductor Equipment
Primaxx	Warrant		$5,000
Silicon Genesis	Warrant		80,000
Torrex	Warrant		40,000
			___________
	Semiconductor Equipment Total		$125,000	0.40%
Software
Broad Daylight	Warrant		$17,500
Costar	Warrant		18,000
CoWare	Warrant		10,000
Digital Impact	Warrant		4,800
Net Effect Devices	Stock and Warrant	100,000	90,000
Open Telephone	Warrant		10,000
Steeleye Technology	Warrant		40,000
Sycon Design	Warrant		5,000
Taviz	Warrant		30,000
Trigo	Stock	57,728	32,807
Zero In Design	Warrant		10,500
			___________
	Software Total		$268,607	0.87%
			___________	_____________
	Total Investment in Securities (Cost of $3,609,324)		$6,784,809	21.98%

3. EARNINGS PER SHARE:

Basic earnings (loss) per share are computed by dividing net income (loss), by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss), by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no preferred stock or instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

4. FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three months ended September 30, 2002 and 2001. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	September 30, 2002	September 30, 2001
	________________	________________
Total Return *	(9.7%)	(30.2%)
	==============	==============

Per share amounts:
Net Asset Value, Beginning of Period	$ 408.22	$ 1,074.39
	________________	________________
Net Investment Income	12.74	31.72
Realized Gain (Loss), Change in Unrealized Gain
and Incentive Fee	(20.86)	(83.57)
	________________	________________
Total Loss	(8.12)	(51.85)
Capital Distributions	(94.90)	(395.42)
	________________	________________
Net Asset Value, End of Period	$305.20	$627.12
	________________	________________
Net Assets, End of Period	$ 30,873,649	$ 63,438,837
	==============	==============
Ratios to Average Net Assets:
Expenses *	11%	11%
Net Investment Income *	15%	18%
Expenses plus incentive fee *	9%	3%

* Annualized

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

Loans and securities are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans and investments section of footnote 2 of the Fund's annual report on Form 10-K for the year ended June 30, 2002 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as assets. Critical factors considered in determining fair value of securities include the type of security, cost, subsequent purchase of the same or similar securities by other investors, current financial position, operating results, and liquidation values. The actual value of the security may differ from management's estimates, which would affect net income as well as assets.

Results of Operations -- For the three months ended September 30, 2002 and 2001

Total investment income for the three months ending September 30, 2002 and 2001 was $2.3 million and $5.1 million, respectively, of which $2.2 million and $5.0 million consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest on the temporary investment of cash, pending investment in venture loans or application to the Fund's expenses and collection of late fees. The decrease in investment income is due primarily to the decrease in loans outstanding from $111.8 million as of September 30, 2001 to $50.9 million as of September 30, 2002.

Expenses for the three months ended September 30, 2002 and 2001 were $1.0 million and $1.9 million, respectively. Management fees decreased from $0.8 million for the three months ended September 30, 2001 to $0.4 million for the three months ended September 30, 2002. This decrease was due to the decrease in average total assets from which management fees are calculated from $135.2 million for the three months ended September 30, 2001 to $64.7 million for the three months ended September 30, 2002. Interest expense decreased from $0.9 million for the three months ended September 30, 2001 to $0.5 million for the three months ended September 30, 2002. This decrease was largely due to a decrease in the average debt outstanding as well as lower interest rates in general. Other operating expenses were $0.1 million and $0.1 million for the three months ended September 30, 2002 and 2001.

The Fund experienced a change in unrealized gain from investment transactions in the amount of $(1.9) million and $(9.7) million for the three months ended September 30, 2002 and 2001 respectively. For the three months ended September 30, 2002 and 2001, the change in unrealized gains consisted of $(2.1) million and $(7.8) million of net adjustment to fair value of securities respectively, less than $0.1 million and ($1.3 million) of change in fair value of loans respectively, and $0.2 million and $(0.6) million of change in fair value of hedge transactions, respectively.

The Fund had a realized loss of $0.4 million and $0.1 million for the three months ended September 30, 2002 and 2001 respectively. The realized loss of $0.4 million for the three months ended September 30, 2002 consisted primarily of the write off one loan in the amount of $0.4 million. The realized loss of $0.1 million for the three months ended September 30, 2001 consisted primarily of the write off of one loan in the amount of $0.2 million reduced by the realized gain from the sale of securities of $0.1 million.

Management Incentive fees were ($0.2) million and $(1.3 million) for the three months ended September 30, 2002 and 2001. The large fluctuation in management fees is due primarily to the volatility in the equity valuations which resulted in volatility of the net income of the fund. The incentive fees were negative for both periods due to the Fund experiencing a net loss.

Net loss for the three months ended September 30, 2002 and 2001 was $0.8 million and $5.2 million, respectively. Net loss per share was $8.12 and $51.85 for the three months ended September 30, 2002 and 2001 respectively.

Liquidity and Capital Resources -- September 30, 2002 and June 30, 2002

Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at September 30, 2002 and June 30, 2002. As of September 30, 2002 and June 30, 2002, 100% of this committed capital had been called and collected to fund investments in venture loans and to meet the Fund's expenses.

As of September 30, 2002 and June 30, 2002, the Fund had in place $26.5 million and $33.5 million in debt facilities respectively to finance the acquisition of asset-based loans. As of September 30, 2002 and June 30, 2002, $24.5 million and $31.0 million were outstanding under these facilities.

The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At September 30, 2002 and June 30, 2002, the Fund had interest rate swap and cap transactions outstanding with a total notional principal amount of $26.3 million and $33.3 million, respectively. The effect of these swap transactions is to convert floating rate commercial paper into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loan facility. The fair value of the swap transactions of $0.7 million and $0.9 million as of September 30, 2002 and June 30, 2002 respectively is recorded in other liabilities.

As of September 30, 2002 and June 30, 2002, 10% and 14% respectively of the Fund's assets consisted of cash and cash equivalents. The Fund has ceased making new commitments as of September 15, 2001 and as of June 30, 2002 was no longer obligated to fund any further commitments. Net loan amounts outstanding after amortization decreased by approximately $12.1 million for the three months ended September 30, 2002.

	Amount Disbursed	Principal Reductions	Balance Outstanding
September 30, 2002	$323.9 million	$273.0 million	$50.9 million
June 30, 2002	$323.9 million	$260.9 million	$63.0 million

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has a limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net unrealized gains (losses)." Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $6.8 million at September 30, 2002 would have resulted in unrealized gains or losses and would have increased or decreased net income for the three months by approximately 8.3%.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by approximately 2.2% for the three months ended September 30, 2002. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the company on a timely basis in order to comply with the company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in internal controls

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

VENTURE LENDING & LEASING II, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: November 13, 2002	Date: November 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brian Best, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing II, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ Brian R. Best

Brian Best

Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald W. Swenson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Venture Lending & Leasing II, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing II, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
November 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing II, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Best, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer
November 13, 2002