Form 10-Q
period 2002-12-31
VENTURE LENDING & LEASING II INC
filed 2003-02-13
CIK 1039802

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2002

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

Class Outstanding as of February 4, 2003

Common Stock, $.001 par value 101,159

VENTURE LENDING & LEASING II, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Position (Unaudited)

As of December 31, 2002 and June 30, 2002

Statements of Operations (Unaudited)

For the Three and Six Months ended December 31, 2002 and 2001

Statement of Changes in Shareholders' Equity (Unaudited)

For the Year ended June 30, 2002 and the Six Months ended December 31, 2002

Statements of Cash Flows (Unaudited)

For the Six Months ended December 31, 2002 and 2001

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)

	December 31, 2002	June 30, 2002

ASSETS
Loans, at estimated fair value,	$ 38,526,475	$ 62,990,331
(Cost of $39,281,475 and $66,123,007)
Investments in securities, at estimated fair value	7,669,144	8,873,413
(Cost of $3,555,824 and $3,594,236)
Cash and cash equivalents	5,392,357	12,120,713
Other assets	99,393	469,223
	________________	________________
Total assets	$ 51,687,369	$ 84,453,680
	==============	==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Bank loans	$ 17,762,037	$ 31,028,851
Accrued management and incentive fees	6,853,055	10,851,712
Accounts payable and other accrued liabilities	950,495	1,277,611
	________________	________________
Total liabilities	25,565,587	43,158,174
	________________	________________
Shareholders' equity:
Common stock, $.001 par value:
Authorized - 200,000 shares
Issued and outstanding - 101,159 shares	101	101
Capital in excess of par value	109,999,899	109,999,899
Accumulated distributions	(198,379,939)	(182,379,601)
Accumulated earnings	114,501,721	113,675,107
	________________	________________
Total shareholders' equity	26,121,782	41,295,506
	_______________	________________
Total liabilities and shareholders' equity	$ 51,687,369	$ 84,453,680
	==============	==============

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

	For the Three Months Ended December 31, 2002	For the Three Months Ended December 31, 2001	For the Six Months Ended December 31, 2002	For the Six Months Ended December 31, 2001
	______________	______________	______________	______________
INVESTMENT INCOME:
Interest on loans	$ 1,792,792	$ 3,927,147	$ 4,032,684	$ 8,901,198
Interest on short-term investments
and other income	21,579	78,778	50,741	194,265
	______________	______________	______________	______________
Total investment income	1,814,371	4,005,925	4,083,425	9,095,463
	______________	______________	______________	______________
EXPENSES:
Management fees	323,046	781,758	727,445	1,626,934
Interest expense	395,713	660,593	893,354	1,551,318
Other operating expenses	72,866	142,274	151,509	287,524
	______________	______________	______________	______________
Total expenses	791,625	1,584,625	1,772,308	3,465,776
	______________	______________	______________	______________
Net investment income	1,022,746	2,421,300	2,311,117	5,629,687
	______________	______________	______________	______________
Net change in unrealized gain from investment transactions	3,563,716	16,302,890	1,655,454	6,593,036
Net realized loss from investment transactions	(2,525,875)	(9,823,900)	(2,933,304)	(9,878,797)
Incentive fee	(412,117)	(1,780,058)	(206,653)	(468,785)
	______________	______________	______________	______________
Net Income	$ 1,648,470	$ 7,120,232	$ 826,614	$ 1,875,141
	============	============	============	============
Amounts per common share:
Net Income	$ 16.30	$ 70.39	$ 8.17	$ 18.54
	============	============	============	============
	______________	______________	______________	______________
Weighted average shares outstanding	101,159	101,159	101,159	101,159
	______________	______________	______________	______________

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE YEAR ENDED JUNE 30, 2002 AND

THE SIX MONTHS ENDED DECEMBER 31, 2002

	Common Stock		Capital in Excess of	Accumulated	Accumulated
	Shares	Amount	Par Value	Distributions	Earnings	Total
	_____________		__________	__________	_________	_________
BALANCE, June 30, 2001	101,159	$ 101	$ 109,999,899	$ (118,378,249)	$ 117,062,516	108,684,267

Sales of common stock	-	-	-	-	-	-
Distributions	-	-	-	(64,001,352)	-	(64,001,352)
Net loss	-	-	-	-	(3,387,409)	(3,387,409)
	________	________	__________	__________	_________	__________
BALANCE, June 30, 2002	101,159	101	109,999,899	(182,379,601)	113,675,107	41,295,506

Distributions	-	-	-	(16,000,338)	-	(16,000,338)
Net income	-	-	-	-	826,614	826,614
	________	________	__________	__________	_________	__________
BALANCE, December 31, 2002	101,159	$ 101	$ 109,999,899	$ (198,379,939)	$ 114,501,721	$ 26,121,782
	=======	=======	=========	=========	========	=========

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 826,614	$ 1,875,141
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred assets (Net of additions)	15,338	67,063
Net change in unrealized gain from investments	(1,655,454)	(6,593,036)
Net realized loss from investments	2,933,304	9,878,797
Decrease (Increase) in other assets	354,494	(78,265)
Decrease in accounts payable, other accrued liabilities, management fees and incentive fees	(3,882,140)	(12,908,419)
	_____________	_____________
Net cash used in operating activities	(1,407,844)	(7,758,719)
	_____________	_____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	-	(5,201,301)
Principal payments on loans	23,942,012	36,001,168
Proceeds from sale of securities	73,000	203,547
Acquisition of warrants and stock	(68,372)	(712,939)
	_____________	_____________
Net cash provided by investing activities	23,946,640	30,290,475
	_____________	_____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholders	(16,000,338)	(51,200,677)
Loans from bank	-	17,060,555
Repayment of bank loans	(13,266,814)	(34,107,823)
	_____________	_____________
Net cash used in financing activities	(29,267,152)	(68,247,945)
	_____________	_____________
Net decrease in cash and cash equivalents	(6,728,356)	(45,716,189)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,120,713	57,333,474
	_____________	_____________
End of period	$ 5,392,357	$ 11,617,285
	============	============
CASH PAID DURING THE PERIOD FOR:
Interest	$ 897,978	$ 1,515,409

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2002

1. ORGANIZATION OF THE FUND AND BASIS OF PRESENTATION

Venture Lending & Leasing, II, Inc. (the Fund) was incorporated in Maryland on May 19, 1997, as a nondiversified closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on September 15, 1997, the Fund had no operations other than the sale to Westech Investment Advisors, Inc. (Westech Advisors) of 50 shares of common stock, $0.001 par value, for $50,000. As of December 31, 2002, the Fund has met the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986 and filed for such registration.

In Management's opinion, the accompanying condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the three and six months ended December 31, 2002 and 2001, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2002.

2. SUMMARY OF INVESTMENTS:

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of December 31, 2002, the Fund's investments in loans are to companies based entirely within the United States and are diversified among borrowers in the industries shown below. The percentage of shareholders' equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month. For the three and six month periods ended December 31, 2002, the weighted average interest rate on performing loans was 16.7% and 16.2% respectively. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, and recovery of interest from non-performing assets.

	Percentage of	Estimated Fair	Final
Borrower	Net Assets	Value 12/31/02	Maturity Date
Biotechnology
Aesgen		$584,097	9/1/03
Ceres		209,575	2/1/03
Genteric		150,012	11/1/04
Nobex [Protein Delivery]		168,163	1/1/04
Origen Therapeutics		443,879	*
Zyomyx		1,410,561	7/1/04
Subtotal:	11.3%	$2,966,287
Communication Service Providers
Equinix		$1,714,007	3/1/05
Subtotal:	6.6%	$1,714,007
Communications Equipment
Calient Networks		$680,446	12/1/04
Cisco Systems [Cerent Corporation]		70,506	1/1/03
Cisco Systems 2 [JetCell]		133,207	9/1/03
Network Photonics		837,807	12/1/04
Nishan Systems		1,916,022	12/1/04
Nokia [Amber Networks]		523,675	9/1/03
Optical Solutions		1,543,975	4/1/04
Terawave Communications		2,369,875	2/1/05
Subtotal:	30.9%	$8,075,513
Computers & Peripherals
Andes Networks [BeeLine Networks]		$76,231	11/1/03
Subtotal:	0.3%	$76,231
Internet
BeVocal		$648,321	7/1/03
BridgeSpan [ezClose.com]		818,056	6/1/04
Coremetrics		966,500	*
ECtone		23,341	*
Google		2,172,295	10/1/03
Postini		368,351	6/1/04
QuinStreet [Echo Online Networks]		847,424	11/1/04
RivalWatch		10,634	4/1/03
Slam Dunk Networks		8,219	*
Vividence [Facilitas]		1,441,717	2/1/04
Subtotal:	28.0%	$7,304,858
Medical Devices
Cardica [Vascular Innovations]		$877,551	6/1/05
Restore Medical [Restore Medical Inc.]		78,960	9/1/04
Subtotal:	3.7%	$956,511
Other
Lumenare [Avulet]		$133,152	1/1/04
Subtotal:	0.5%	$133,152
Photonics
Cenix		$1,059,087	10/1/04
Infinera [Zepton Networks]		2,990,971	3/1/05
Novalux		2,668,506	4/1/05
Tsunami Optics [Stratos Lightwave]		298,935	5/1/04
Subtotal:	26.9%	$7,017,499
Semiconductor Equipment
Primaxx		$110,062	7/1/03
Silicon Genesis		2,003,609	1/1/04
Torrex		1,200,399	1/1/04
Subtotal:	12.7%	$3,314,070
Semiconductors
GlobespanVirata [iCompression]		$458,937	6/1/03
Intel [VxTel]		183,902	11/1/03
Ishoni Networks [HiQ Networks]		1,002,899	8/1/04
Matrix Semiconductor		1,778,140	4/1/04
nDSP [Pixelworks]		178,809	11/1/03
NuCORE		237,403	1/1/04
PMC-Sierra [Abrizio]		45,990	2/1/03
TeleCruz		704,406	4/1/04
Transmeta		21,333	1/1/03
Triscend		155,028	4/1/03
Subtotal:	18.2%	$4,766,847
Software
Broad Daylight [Acme Software]		$185,154	7/1/03
Chordiant Software [On Demand]		604,517	11/1/03
CoWare		300,743	9/1/04
diCarta [Nexbase]		196,282	8/1/03
Steeleye Technology		766,583	9/1/03
Zero-In Design		148,221	3/1/04
Subtotal:	8.4%	$2,201,500
Total: (Cost of $ 39,281,475)	147.5%	$38,526,475

*As of December 31, 2002 loans with a cost basis of $2.2 million and a fair value of $1.4 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers. As a result, the Fund is subject to general credit risk associated with such companies. At December 31, 2002, the Fund has no unfunded commitments to borrowers.

The Fund's investment in warrants and stock are entirely within the United States and are diversified among the following industries. The Fund has historically net exercised all warrants. The number of shares for which a warrant is exercisable is often predicated on future events. The percentage of net assets that each industry group represents is shown with the industry totals:

Borrower	Investment	Number of Shares	Total	% Assets
		of Stock
_______________	_______________	____________	__________	_________
Biotechnology:
Aesgen	Warrant		$30,000
Cellgate	Warrant		20,000
Ceres	Warrant		28,000
Genteric	Warrant		5,000
Metamorphix	Warrant		20,000
Nobex	Warrant		10,500
Zyomyx	Warrant		55,500
	Biotechnology Total		$169,000	0.65%
Communication Equipment
Alcatel	Warrant		$9,300
Calient Networks	Warrant		30,000
Ciena	Stock	118,833	610,801
Corvis	Warrant		80,000
Cosine Communications	Warrant		45,000
Cisco Systems	Stock	389	5,096
Longboard	Warrant		25,000
MetroOptics	Warrant		60,000
Network Photonics	Warrant		40,000
Nishan Systems	Warrant		70,000
Nokia	Stock	41,266	639,623
Optical Solutions	Warrant		55,000
Procket Networks	Warrant		50,000
Taqua	Stock		75,746
Terawave Communications	Warrant		50,000
	Communication Equipment Total		$1,895,566	7.26%
Communication Service Provider
Digital Generation	Warrant		$0
Equinix	Warrant		70,000
Totality	Warrant		50,000
New Edge Networks	Warrant		80,000
	Communication Service Provider Total		$200,000	0.77%
Computer & Peripherals
Andes Networks	Warrant		$4,650
Quantum3D	Warrant		10,000
	Computer & Peripherals Total		$14,650	0.06%
Internet
BeVocal	Warrant		$30,000
BridgeSpan	Warrant		34,100
Google	Warrant		100,000
Postini	Warrant		15,500
Quinstreet	Warrant		40,960
RivalWatch	Warrant		1,550
Tradec	Warrant		10,000
Viquity	Warrant		10,075
Vividence	Warrant		42,500
	Internet Total		$284,685	1.09%
Medical Devices
Aerogen	Warrant		$0
Cardiac Science	Stock and Warrant	8,510	19,276
Cardica	Warrant		19,500
Heartstent	Warrant		5,600
PI Medical	Warrant		2,000
Spinal Concepts	Warrant		6,000
Visionary Biomedical	Warrant		6,000
	Medical Devices Total		$58,376	0.22%
Other
Red Siren	Stock	1,122,576	$306,574
Lumenare	Warrant		6,000
	Other Total		$312,574	1.20%
Photonics
Broadcom	Stock	21,640	$325,898
Cenix	Warrant		30,000
Infinera	Warrant		40,000
Intel	Stock	179,594	2,796,279
New Focus	Stock	108,775	417,696
Novalux	Warrant		60,000
Stratos Lightwave	Stock	19,576	8,613
	Photonics Total		$3,678,486	14.08%
Semiconductor
Applied Materials	Stock	2,804	$36,537
Chameleon	Warrant		50,000
Conextant	Stock	1,828	2,943
Extensil	Warrant		0
GlobeSpan	Stock	2,638	11,634
Infineon	Warrant		351,361
Matrix Semiconductor	Warrant		80,000
NuCore	Warrant		15,000
Sandcraft	Warrant		45,000
Skyworks	Stock	641	5,525
TeleCruz	Warrant		34,000
Transmeta	Warrant		35,000
Triscend	Warrant		10,000
	Semiconductor Total		$677,000	2.59%
Semiconductor Equipment
Primaxx	Warrant		$5,000
Silicon Genesis	Warrant		80,000
Torrex	Warrant		40,000
	Semiconductor Equipment Total		$125,000	0.47%
Software
Broad Daylight	Warrant		$17,500
Costar	Warrant		18,000
CoWare	Warrant		10,000
Digital Impact	Warrant		0
Net Effect Devices	Stock and Warrant	100,000	90,000
Steeleye Technology	Warrant		40,000
Sycon Design	Warrant		5,000
Taviz	Warrant		30,000
Trigo	Stock	57,728	32,807
Zero In Design	Warrant		10,500
	Software Total		$253,807	0.97%
	Total Warrant and Stock Value		$7,669,144	29.36%
	(Cost of $3,555,824)

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

4. FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and six months ended December 31, 2002 and 2001. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	3 Months Ended	3 Months Ended	6 Months Ended	6 Months Ended
	December 31, 2002	December 31, 2001	December 31, 2002	December 31, 2001

Total Return *	25.2%	51.5%	7.5%	8.7%
	===========	============	============	============

Per share amounts:
Net Asset Value, Beginning of Period	$ 305.20	$ 627.12	$ 408.22	$ 1,074.39
	_____________	_____________	_____________	_____________
Net Investment Income	10.11	23.94	22.85	55.65
Realized Gain (Loss), Change in Unrealized Gain and Incentive fee	6.18	46.45	(14.68)	(37.11)
	_____________	______________	______________	______________
Total Gain	16.29	70.39	8.17	18.54
Capital Distributions	(63.27)	(110.72)	(158.17)	(506.14)

Net Asset Value, End of Period	$258.22	$586.79	$258.22	$586.79
	============	============	============	============
Net Assets, End of Period	$ 26,121,782	$ 59,358,731	$ 26,121,782	$ 59,358,731
	============	============	============	============
Ratios to Average Net Assets:
Expenses *	12%	11%	12%	11%
Net Investment Income *	15%	17%	15%	18%
Expenses plus incentive fee *	18%	24%	13%	12%

* Annualized

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Venture Lending & Leasing II, Inc. ( "Fund") is a closed-end, non-diversified management investment company electing status as a business development company under the Investment Company Act of 1940 ("1940 Act"). The Fund's investment objective is to achieve a high total return. The Fund provides asset-based financing to carefully selected venture capital-backed companies, in the form of secured loans. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments.

The Fund's shares of Common Stock, $.001 par value ("Shares") were sold to subscribers pursuant to one or more capital calls to be made from time to time through September 30, 2001. The Fund has made ten capital calls since inception for a total of 100% of committed capital. Total committed capital as of December 31, 1998 was $110 million when the Fund stopped accepting new subscriptions.

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

Critical Accounting Policies

We identified the most critical accounting principles upon which our financial statements depend. We determined the critical accounting principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our only critical accounting policies to be those related to the valuation of loans and securities.

Loans and securities are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans and investments section of footnote 2 of the Fund's annual report on Form 10-K for the year ended June 30, 2002 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management’s estimates, which would affect net income as well as assets. Critical factors considered in determining fair value of securities include the type of security, cost, subsequent purchase of the same or similar securities by other investors, current financial position, operating results, and liquidation values. The actual value of the security may differ from management’s estimates, which would affect net income as well as assets.

Results of Operations -- For the three and six months ended December 31, 2002 and 2001

Total investment income for the three months ended December 31, 2002 and 2001 was $1.8 million and $4.0 million, respectively, of which $1.8 million and $3.9 million consisted of interest on venture loans outstanding during the period. Total investment income for the six months ended December 31, 2002 and 2001 was $4.1 million and $9.1 million respectively, of which $4.0 million and $8.9 million consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest from the temporary investment of cash, pending investment in venture loans or application to the Fund's expenses and collection of late fees. The decrease in investment income is due primarily to the decrease in performing loans outstanding from $127.5 million $109.8 million and $94.1 million as of June 30, 2001, September 30, 2001 and December 31, 2001 respectively to $62.6 million, $50.7 million and $37.1 million as of June 30, 2002, September 30, 2002 and December 31, 2002 respectively.

Expenses for the three months ended December 31, 2002 and 2001 were $0.8 million and $1.6 million, respectively. Expenses for the six months ended December 31, 2002 and 2001 were $1.8 million and $3.5 million, respectively. Management fees decreased from $0.8 million for the three months ended December 31, 2001 to $0.3 million for the three months ended December 31, 2002. Management fees decreased from $1.6 million for the six months ended December 31, 2001 to $0.7 million for the six months ended December 31, 2002. The decrease was due to the decrease in average total assets from which management fees are calculated from $135.2 million and $125.1 million as of September 30, 2001 and December 31, 2001, respectively to $64.7 million and $51.8 million as of September 30, 2002 and December 31, 2002, respectively. Interest expense decreased from $0.7 million and $1.6 million for the three and six months ended December 31, 2001 to $0.4 million and $0.9 million for the three and six months ended December 31, 2002. This decrease was largely due to a decrease in the average debt outstanding as well as lower interest rates in general. Loans outstanding decreased from $47.3 million as of December 31, 2001 to $17.8 million as of December 31, 2002. Other operating expenses were $0.1 million and $0.1 million for the three months ended December 31, 2002 and 2001, respectively. Other operating expenses were $0.2 million and $0.3 million for the six months ended December 31, 2002 and 2001, respectively. The decrease in operating expenses for the six month period can be attributed to the elimination of fees for the warehouse debt facility which was retired in November 2001.

The Fund experienced an increase in unrealized gain from investment transactions in the amount of $3.6 million and $16.3 million for the three months ended December 31, 2002 and 2001 respectively. The change in unrealized gains for the three months ended December 31, 2002 and 2001 consisted of $2.4 million and $6.9 million net adjustment to fair value of loans, respectively, $1.0 million and $9.2 million of net adjustment to fair value of equity securities respectively, and $0.2 million and $0.2 million of adjustment in fair value of hedge transactions, respectively. The fund experienced an increase in unrealized gains of $1.7 million and $6.6 million for the six months ended December 31, 2002 and 2001 respectively. The change in unrealized gains for the six months ended December 31, 2002 and 2001 consisted of $2.4 million and $5.6 million net adjustment to fair value of loans, respectively, ($1.1) million and $1.4 million net change in fair value of equity securities, respectively, and $0.4 million and ($0.4) million of change in fair value of hedge transactions, respectively.

The Fund had a realized loss of $2.5 million and $9.8 million for the three months ended December 31, 2002 and 2001 respectively. These realized losses consisted primarily of the write off of loans. Additionally, there was less than $0.1 million net realized loss from equity security transactions for the three months ended December 31, 2002 and 2001. The Fund had a realized loss of $2.9 million and $9.8 million for the six months ended December 31, 2002 and 2001. These realized losses consisted primarily of the write off of loans. Additionally, there was less than $0.1 million in net realized gain/loss from equity security transactions for the six months ended December 31, 2002 and 2001.

Management Incentive fees were $0.4 million and $1.8 million for the three months ended December 31, 2002 and 2001. Management Incentive fees were $0.2 million and $0.5 million for the six months ended December 31, 2002 and 2001, respectively. Because Incentive fees are based on net income, these fees fluctuate with the net income of the Fund.

Net income for the three months ended December 31, 2002 and 2001 was $1.6 million and $7.1 million, respectively. Net income for the six months ended December 31, 2002 and 2001 was $0.8 and $1.9 million. Net income per share was $16.30 and $70.39 for the three months ended December 31, 2002 and 2001, respectively. Net income per share was $8.17 and $18.54 for the six months ended December 31, 2002 and 2001, respectively

Liquidity and Capital Resources -- December 31, 2002 and June 30, 2002

Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at December 31, 2002 and June 30, 2002. As of December 31, 2002 and June 30, 2002, 100% of this committed capital had been called and collected to fund investments in venture loans and to meet the Fund's expenses.

As of December 31, 2002 and June 30, 2002, the Fund had in place $22.5 million and $33.5 million in debt facilities respectively to finance the acquisition of asset-based loans. As of December 31, 2002 and June 30, 2002, $17.8 million and $31.0 million were outstanding under these facilities.

The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At December 31, 2002 and June 30, 2002, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $22.3 million and $33.3 million, respectively. The effect of these swap transactions is to convert floating rate commercial paper into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loan facility. The fair value of the swap transactions of $0.5 million and $0.9 million as of December 31, 2002 and June 30, 2002 respectively is recorded in other liabilities.

As of December 31, 2002 and June 30, 2002, 10% and 14% respectively of the Fund's assets consisted of cash and cash equivalents. The Fund has ceased making new loan commitments as of September 15, 2001 and as of June 30, 2002 was no longer obligated to fund any further commitments. Net loan amounts outstanding after amortization decreased by approximately $24.5 million for the six months ended December 31, 2002.

	Amount Disbursed	Principal Reductions	Balance Outstanding
December 31, 2002	$323.9 million	$285.4million	$38.5 million
June 30, 2002	$323.9 million	$260.9 million	$63.0 million

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has a limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net change in unrealized gains (losses) from investment transactions." Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $7.7 million at December 31, 2002 would have resulted in unrealized gains or losses and would have increased or decreased net income for the three month period then ended by approximately 4.5%.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by approximately 2.7% for the three months ended December 31, 2002. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Fund's management, including the Fund's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of the Fund's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Fund's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Fund on a timely basis in order to comply with the Fund's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in internal controls

There were no significant changes in the Fund's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

VENTURE LENDING & LEASING II, INC.

(Registrant)

By: /S/ Ronald W. Swenson	By: /S/ Brian R. Best
Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: February 13, 2003	Date: February 13, 2003

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

Date: February 13, 2003

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

Date: February 13, 2003

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing II, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
February 13, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing II, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Best, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer

February 13, 2003