Form 10-Q
period 2003-03-31
VENTURE LENDING & LEASING II INC
filed 2003-05-14
CIK 1039802

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2003

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

Yes Ö No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 4, 2003
Common Stock, $.001 par value	101,159

VENTURE LENDING & LEASING II, INC.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Position (Unaudited)

As of March 31, 2003 and June 30, 2002

Statements of Operations (Unaudited)

For the Three and Nine Months ended March 31, 2003 and 2002

Statement of Changes in Shareholders' Equity (Unaudited)

For the Year ended June 30, 2002 and the Nine Months ended

March 31, 2003

Statements of Cash Flows (Unaudited)

For the Nine Months ended March 31, 2003 and 2002

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

Item 5. Other Information

Item 6. Exhibits

SIGNATURES

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
	March 31, 2003	June 30, 2002
	_________________	_________________
ASSETS
Loans, at estimated fair value,	$ 26,114,394	$ 62,990,331
(Cost of $28,069,394 and $66,123,007)
Investments in securities, at estimated fair value	7,141,789	8,873,413
(Cost of $3,231,824 and $3,594,236)
Cash and cash equivalents	3,066,502	12,120,713
Other assets	491,810	469,223
	_________________	_________________
Total assets	$ 36,814,495	$ 84,453,680
	===============	===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Bank loans	$ 8,078,377	$ 31,028,851
Accrued management and incentive fees	5,829,940	10,851,712
Accounts payable and other accrued liabilities	504,987	1,277,611
	_________________	_________________
Total liabilities	14,413,304	43,158,174
	_________________	_________________
Shareholders' equity:
Common stock, $.001 par value:
Authorized - 200,000 shares
Issued and outstanding - 101,159 shares	101	101
Capital in excess of par value	109,999,899	109,999,899
Accumulated distributions	(200,780,445)	(182,379,601)
Accumulated earnings	113,181,636	113,675,107
Total shareholders' equity	22,401,191	41,295,506
	_________________	_________________
Total liabilities and shareholders' equity	$ 36,814,495	$ 84,453,680
	===============	===============

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002	For the Nine Months Ended March 31, 2003	For the Nine Months Ended March 31, 2003
	_____________	_____________	_____________	_____________
INVESTMENT INCOME:
Interest on loans	$ 1,166,740	$ 3,452,794	$ 5,199,424	$ 12,353,993

Interest on short-term investments and other income	10,977	36,297	61,717	230,563
	_____________	_____________	_____________	_____________
Total investment income	1,177,717	3,489,091	5,261,141	12,584,556
	_____________	_____________	_____________	_____________
EXPENSES:
Management fees	230,091	635,131	957,535	2,262,065
Interest expense	295,173	679,038	1,188,527	2,230,356
Other operating expenses	66,990	111,821	218,499	399,346
	_____________	_____________	_____________	_____________
Total expenses	592,254	1,425,990	2,364,561	4,891,767
	_____________	_____________	_____________	_____________
Net investment income	585,463	2,063,101	2,896,580	7,692,789
	_____________	_____________	_____________	_____________
Net change in unrealized gain from investment transactions	(1,181,222)	(2,595,465)	474,232	3,997,570
Net realized loss from investment transactions	(1,054,347)	(1,258,250)	(3,987,651)	(11,137,047)
Incentive fee	330,021	358,138	123,368	(110,648)
	_____________	_____________	_____________	_____________
Net Income (Loss)	$ (1,320,085)	$ (1,432,476)	$ (493,471)	$ 442,664
Amounts per common share:	============	============	============	===========
Net Income (Loss)	$ (13.05)	$ (14.16)	$ (4.88)	$ 4.38
	============	============	============	===========
	_____________	_____________	_____________	_____________
Weighted average shares outstanding	101,159	101,159	101,159	101,159
	_____________	_____________	_____________	_____________

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

FOR THE YEAR ENDED JUNE 30, 2002 AND

THE NINE MONTHS ENDED MARCH 31, 2003

	Common Stock		Capital in Excess of	Accumulated	Accumulated
	Shares	Amount	Par Value	Distributions	Earnings	Total
	________	______	_____________	_____________	___________	__________
Balance, June 30, 2001	101,159	$ 101	$ 109,999,899	$(118,378,249)	$117,062,516	$108,684,267

Distributions	-	-	-	(64,001,352)	-	(64,001,352)
Net loss	-	-	-	-	(3,387,409)	(3,387,409)
	________	______	_____________	_____________	___________	___________
Balance, June 30, 2002	101,159	101	109,999,899	(182,379,601)	113,675,107	41,295,506
Distributions	-	-	-	(18,400,844)	-	(18,400,844)
Net loss	-	-	-	-	(493,471)	(493,471)
Balance, March 31, 2003	101,159	$ 101	$ 109,999,899	$(200,780,445)	$113,181,636	$ 22,401,191
	________	______	_____________	_____________	___________	___________

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
	2003	2002
	______________	______________
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (493,471)	$ 442,664
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred assets (Net of additions)	20,632	80,636
Net change in unrealized gain from investments	(474,232)	(3,997,570)
Net realized loss from investments	3,987,651	11,137,047
Increase in other assets	(43,219)	(187,679)
Decrease in accounts payable, other accrued liabilities, management fees and incentive fees	(5,128,628)	(16,207,335)
	______________	______________
Net cash used in operating activities	(2,131,267)	(8,732,237)
	______________	______________
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of loans	-	(9,041,078)
Principal payments on loans	34,423,746	53,280,792
Proceeds from sale of securities	73,000	275,771
Acquisition of warrants and stock	(68,372)	(869,057)
	______________	______________
Net cash provided by investing activities	34,428,374	43,646,428
	______________	______________
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholders	(18,400,844)	(59,201,351)
Loans from bank	-	17,060,555
Repayment of bank loans	(22,950,474)	(44,355,175)
	______________	______________
Net cash used in financing activities	(41,351,318)	(86,495,971)
	______________	______________
Net decrease in cash and cash equivalents	(9,054,211)	(51,581,780)

CASH AND CASH EQUIVALENTS:
Beginning of period	12,120,713	57,333,474
	______________	______________
End of period	$ 3,066,502	$ 5,751,694
	=============	============
CASH PAID DURING THE PERIOD FOR:
Interest	$ 1,196,403	$ 4,050,361

See notes to financial statements

VENTURE LENDING & LEASING II, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2003

1. ORGANIZATION OF THE FUND AND BASIS OF PRESENTATION

Venture Lending & Leasing, II, Inc. (the Fund) was incorporated in Maryland on May 19, 1997, as a nondiversified closed-end management investment company electing status as a business development company under the Investment Company Act of 1940. Prior to commencing its operations on September 15, 1997, the Fund had no operations other than the sale to Westech Investment Advisors, Inc. (Westech Advisors) of 50 shares of common stock, $0.001 par value, for $50,000. As of March 31, 2003, the Fund has met the requirements, including diversification requirements, to qualify as a regulated investment company (RIC) under the Internal Revenue Code of 1986 and filed for such registration.

In Management's opinion, the accompanying condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with accounting principles generally accepted in The United States of America have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. Certain amounts in the prior period financial statements have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. The interim results for the three and nine months ended March 31, 2003 and 2002, are not necessarily indicative of the results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Fund's Annual Report for the year ended June 30, 2002.

2. SUMMARY OF INVESTMENTS

Loans generally are made to borrowers pursuant to commitments whereby the Fund commits to finance assets up to a specified amount for the term of the commitments, upon the terms and subject to the conditions specified by such commitment. As of March 31, 2003, the Fund's investments in loans are to companies based entirely within the United States and are diversified among borrowers in the industries shown below. The percentage of shareholders' equity (net assets) that each industry group represents is shown with the industry totals below. (The sum of the percentages does not equal 100 percent because the percentages are based on net assets as opposed to total loans. Also, the sum of the percentages of net assets is greater than 100 percent due to the Fund's use of leverage (debt) as a means of financing investments.)

Loan balances are summarized by borrower. Typically a borrower's balance will be composed of several loans drawn under a commitment made by the Fund. As each loan drawn under a commitment has a different maturity date and amount, the interest rate for the borrower changes each month. For the three and nine month periods ended March 31, 2003, the weighted average interest rate on performing loans was 14.1% and 15.2% respectively. Interest rates earned by the Fund will fluctuate based on many factors including volatility, early payoffs, default ratios, and recovery of interest from non-performing assets.

Borrower	Percentage of Net assets	Estimated Fair Value 3/31/03	Final Maturity Date
Biotechnology
Aesgen		$313,348	9/1/03
Genteric		134,297	11/1/04
Nobex [Protein Delivery]		132,849	1/1/04
Origen Therapeutics		443,879	*
Zyomyx		1,075,704	7/1/04
Subtotal:	9.4%	$2,100,077

Communication Service Providers
Equinix		$1,551,331	3/1/05
Subtotal:	6.9%	$1,551,331

Communications Equipment
Calient Networks		$597,513	12/1/04
Cisco Systems 2 [JetCell]		90,550	9/1/03
Network Photonics		749,304	12/1/04
Nishan Systems		1,548,076	12/1/04
Nokia [Amber Networks]		298,829	9/1/03
Optical Solutions		979,870	4/1/04
Terawave Communications		1,978,695	2/1/05
Subtotal:	27.9%	$6,242,837

Computers & Peripherals
Andes Networks [BeeLine Networks]		$51,749	11/1/03
Subtotal:	0.2%	$51,749

Internet
BeVocal		$648,321	*
BridgeSpan [ezClose.com]		611,072	6/1/04
Coremetrics		919,571	*
ECtone		23,341	*
Google		1,245,256	10/1/03
Postini		288,565	6/1/04
QuinStreet [Echo Online Networks]		421,633	11/1/04
Slam Dunk Networks		7,309	*
Subtotal:	18.6%	$4,165,068

Medical Devices
Cardica [Vascular Innovations]		$727,127	6/1/05
Restore Medical [Restore Medical, Inc.]		63,668	9/1/04
Subtotal:	3.5%	$790,795

Other
Lumenare [Avulet]		$80,916	1/1/04
Subtotal:	0.4%	$80,916

Photonics
Cenix		$465,381	10/1/04
Infinera [Zepton Networks]		2,710,927	3/1/05
Novalux		1,194,522	*
Tsunami Optics [Stratos Lightwave]		221,179	5/1/04
Subtotal:	20.5%	$4,592,009

Semiconductor Equipment
Primaxx		$75,638	7/1/03
Silicon Genesis		1,500,814	1/1/04
Torrex		837,626	1/1/04
Subtotal:	10.8%	$2,414,078

Semiconductors
GlobespanVirata [iCompression]		$310,055	6/1/03
Intel [VxTel]		84,219	11/1/03
Ishoni Networks [HiQ Networks]		494,217	8/1/04
Matrix Semiconductor		1,499,633	4/1/04
nDSP [Pixelworks]		102,739	11/1/03
NuCORE		192,695	1/1/04
Triscend		30,082	4/1/03
Subtotal:	12.1%	$2,713,640

Software
Broad Daylight [Acme Software]		$132,498	7/1/03
Chordiant Software [On Demand]		346,278	11/1/03
CoWare		247,157	9/1/04
diCarta [Nexbase]		94,775	8/1/03
Steeleye Technology		468,931	*
Zero-In Design		122,255	3/1/04
Subtotal:		6.3%	$1,411,894

Total: (Cost of $28,069,394)		116.6%	$26,114,394

*As of March 31, 2003 loans with a cost basis of $6.1 million and a fair value of $4.2 million have been classified as non-accrual. These loans have been accelerated from original maturity and are due in their entirety.

The Fund provides asset-based financing primarily to start-up and emerging growth venture-capital-backed companies. These loans are generally secured by assets of the borrowers. As a result, the Fund is subject to general credit risk associated with such companies. At March 31, 2003, the Fund has no unfunded commitments to borrowers.

The Fund's investment in warrants and stock are entirely within the United States and are diversified among the following industries. The Fund has historically net exercised its warrants. The number of shares for which a warrant is exercisable is often predicated on future events. The percentage of net assets that each industry group represents is shown with the industry totals:

		Number	Estimated	Percentage
		of Shares	Fair Value	Of Net
Borrower	Investment	of Stock	3/31/03	Assets
Biotechnology:
Aesgen	Warrant		$30,000
Cellgate	Warrant		20,000
Ceres	Warrant		28,000
Genteric	Warrant		5,000
Metamorphix	Warrant		20,000
Nobex	Warrant		10,500
Zyomyx	Warrant		55,500
			_________	_________
	Biotechnology Total		$169,000	0.75%

Communication Equipment
Alcatel	Warrant		$59,300
Calient Networks	Warrant		30,000
Ciena	Stock	118,833	519,300
Corvis	Warrant		80,000
Cosine Communications	Warrant		45,000
Cisco Systems	Stock	389	5,049
Longboard	Warrant		25,000
MetroOptics	Warrant		60,000
Network Photonics	Warrant		40,000
Nishan Systems	Warrant		70,000
Nokia	Stock	41,266	578,137
Optical Solutions	Warrant		55,000
Procket Networks	Warrant		50,000
Taqua	Stock	148,375	75,746
Terawave Communications	Warrant		50,000
			_________	_________
	Communication Equipment Total		$1,742,532	7.78%

Communication Service Provider
Digital Generation	Warrant		$0
Equinix	Warrant		70,000
New Edge Networks	Warrant		80,000
			_________	_________
	Communication Service Provider Total		$150,000	0.67%

Computer & Peripherals
Andes Networks	Warrant		$4,650
Quantum3D	Warrant		10,000
			_________	_________
	Computer & Peripherals Total		$14,650	0.07%

Internet
BridgeSpan	Warrant		$34,100
Google	Warrant		100,000
Postini	Warrant		15,500
Quinstreet	Warrant		40,960
RivalWatch	Warrant		1,550
Tradec	Warrant		10,000
Viquity	Warrant		10,075
Vividence	Warrant		42,500
			_________	_________
	Internet Total		$254,685	1.14%

Medical Devices
Aerogen	Warrant		$0
Cardiac Science	Stock and Warrant	8,722	19,886
Cardica	Warrant		19,500
Heartstent	Warrant		5,600
PI Medical	Warrant		2,000
Spinal Concepts	Warrant		6,000
Visionary Biomedical	Warrant		6,000
			_________	_________
	Medical Devices Total		$58,986	0.26%

Other
Red Siren	Stock	224,515	$306,574
Lumenare	Warrant		6,000
			_________	_________
	Other Total		$312,574	1.40%

Photonics
Broadcom	Stock	21,640	$267,254
Infinera	Warrant		40,000
Intel	Stock	179,594	2,923,790
New Focus	Stock	108,775	339,378
Stratos Lightwave	Stock	1,957	6,106
			_________	_________
	Photonics Total		$3,576,528	15.97%

Semiconductor
Applied Materials	Stock	2,804	$35,275
Conextant	Stock	1,828	2,724
Extensil	Warrant		-
GlobeSpan	Stock	2,638	11,871
Infineon	Warrant		315,164
Matrix Semiconductor	Warrant		80,000
NuCore	Warrant		15,000
Sandcraft	Warrant		45,000
Skyworks	Stock	641	3,993
Transmeta	Warrant		35,000
Triscend	Warrant		10,000
			_________	_________
	Semiconductor Total		$554,027	2.47%

Semiconductor Equipment
Primaxx	Warrant		$5,000
Silicon Genesis	Warrant		80,000
Torrex	Warrant		40,000
			_________	_________
	Semiconductor Equipment Total		$125,000	0.56%

Software
Broad Daylight	Warrant		$17,500
Costar	Warrant		18,000
CoWare	Warrant		10,000
Digital Impact	Warrant		-
Net Effect Devices	Stock and Warrant	100,000	90,000
Sycon Design	Warrant		5,000
Trigo	Stock	57,728	32,807
Zero In Design	Warrant		10,500
			_________	_________
	Software Total		$183,807	0.82%
			_________	_________
	Total Warrant and Stock Value (Cost of $3,231,824)		$7,141,789	31.88%
			========	========

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

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has adopted the disclosure provisions and expects to adopt the consolidation requirements, if applicable, July 1, 2003. The Company is continuing to evaluate the impact of FIN No. 46, but does not believe that the consolidation provisions of FIN No. 46 will have a material impact on the consolidated financial statements.

5. FINANCIAL HIGHLIGHTS

Accounting principles generally accepted in the United States of America require disclosure of financial highlights of the Fund for the periods presented, the three and nine months ended March 31, 2003 and 2002. The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
	_____________	_____________	_____________	_____________
Total Return *	(21.6%)	(10.7%)	(2.5%)	2.1%
	============	============	============	============

Per share amounts:
Net Asset Value, Beginning of Period	$ 258.22	$ 586.79	$ 408.22	$ 1,074.39
	_____________	_____________	_____________	_____________
Net Investment Income	5.79	20.39	28.63	76.05
Realized Gain (Loss), Change in Unrealized Gain and Incentive fee	(18.83)	(34.55)	(33.50)	(71.67)
	_____________	_____________	_____________	_____________
Total Gain (Loss)	(13.04)	(14.16)	(4.87)	4.38
Capital Distributions	(23.73)	(79.09)	(181.90)	(585.23)
	_____________	_____________	_____________	_____________
Net Asset Value, End of Period	$221.45	$493.54	$221.45	$493.54
	============	============	============	============
Net Assets, End of Period	$ 22,401,191	$ 9,925,580	$ 22,401,191	$ 49,925,580
	============	============	============	============
Ratios to Average Net Assets:
Expenses *	10%	11%	11%	11%
Net Investment Income *	10%	15%	14%	17%
Expenses plus incentive fee *	4%	8%	11%	11%

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

Loans and securities are held at estimated fair value as determined by management, in accordance with the valuation methods described in the valuation of loans and investments section of footnote 2 of the Fund's annual report on Form 10-K for the year ended June 30, 2002 (Summary of Significant Accounting Policies). Critical factors in determining the fair value of a loan include payment history, collateral position, financial strength of the borrower, prospects for future equity rounds, likelihood of sale or acquisition of the borrower, and length of expected holding period of the loan. The actual value of the loans may differ from management's estimates, which would affect net income as well as assets. Critical factors considered in determining fair value of securities include the type of security, cost, subsequent purchase of the same or similar securities by other investors, current financial position, operating results, and liquidation values. The actual value of the security may differ from management's estimates, which would affect net income as well as assets.

Results of Operations - For the three and nine months ended March 31, 2003 and 2002

Total investment income for the three months ended March 31, 2003 and 2002 was $1.2 million and $3.5 million, respectively, of which $1.2 million and $3.5 million consisted of interest on venture loans outstanding during the period. Total investment income for the nine months ended March 31, 2003 and 2002 was $5.3 million and $12.6 million respectively, of which $5.2 million and $12.4 million consisted of interest on venture loans outstanding during the period. The remaining income consisted of interest from the temporary investment of cash, pending investment in venture loans or application to the Fund's expenses and collection of late fees and reimbursement of legal fees. The decrease in investment income is due primarily to the continued decline in performing loans outstanding from $127.5 million as of June 30, 2001 and $79.9 million as of March 31, 2002 to $62.6 million and $21.9 million as of June 30, 2002, and March 31, 2003 respectively.

Expenses for the three months ended March 31, 2003 and 2002 were $0.6 million and $1.4 million, respectively. Expenses for the nine months ended March 31, 2003 and 2002 were $2.4 million and $4.9 million, respectively. Management fees decreased from $0.6 million for the three months ended March 31, 2002 to $0.2 million for the three months ended March 31, 2003. Management fees decreased from $2.3 million for the nine months ended March 31, 2002 to $1.0 million for the nine months ended March 31, 2003. The decrease was due to the continued decrease in average total assets from which management fees are calculated from $135.2 million, $125.1 million, and $101.6 million as of September 30, 2001, December 31, 2001, and March 31, 2002, respectively to $64.7 million, $51.8 million, $36.8 million as of September 30, 2002, December 31, 2002, and March 31, 2003, respectively. Interest expense decreased from $0.7 million and $2.2 million for the three and nine months ended March 31, 2002 to $0.3 million and $1.2 million for the three and nine months ended March 31, 2003. This decrease was largely due to a decrease in the average debt outstanding as well as lower interest rates in general. Loans outstanding decreased from $37.1 million as of March 31, 2002 to $8.1 million as of March 31, 2003. Other operating expenses were $0.1 million and $0.1 million for the three months ended March 31, 2003 and 2002, respectively. Other operating expenses were $0.2 million and $0.4 million for the nine months ended March 31, 2003 and 2002, respectively. This decrease in operating expenses for the nine month period can be attributed to the elimination of fees for the warehouse debt facility which was retired in November 2001.

The fund experienced a change in unrealized gains of ($1.2) million and ($2.6) million for the three months ended March 31, 2003 and 2002 respectively. The change in unrealized gains for the three months ended March 31, 2003 and 2002 consisted of ($1.2) million and $0.2 million net adjustment to fair value of loans, respectively, ($0.2) million and ($3.3) million net change in fair value of equity securities, respectively, and $0.2 million and $0.5 million of change in fair value of hedge transactions, respectively. The Fund experienced an increase in unrealized gain from investment transactions in the amount of $0.5 million and $4.0 million for the nine months ended March 31, 2003 and 2002 respectively. The change in unrealized gains for the nine months ended March 31, 2003 and 2002 consisted of $1.2 million and $5.8 million net adjustment to fair value of loans, respectively, ($1.4) million and ($1.9) million of net adjustment to fair value of equity securities respectively, and $0.7 million and $0.1 million of adjustment in fair value of hedge transactions, respectively.

The Fund had a realized loss of $1.1 million and $1.3 million for the three months ended March 31, 2003 and 2002 respectively. These realized losses consisted primarily of the write off of loans. Additionally, there was $0.3 million and $0.1 million net realized loss from equity security transactions for the three months ended March 31, 2003 and 2002. The Fund had a realized loss of $4.0 million and $11.1 million for the nine months ended March 31, 2003 and 2002. These realized losses consisted primarily of the write off of loans. Additionally, there was $0.4 million and $0.1 million in net realized gain/loss from equity security transactions for the nine months ended March 31, 2003 and 2002, respectively.

Management Incentive fees were ($0.3) million and ($0.4) million for the three months ended March 31, 2003 and 2002 respectively. Management Incentive fees were ($0.1) million and $0.1 million for the nine months ended March 31, 2003 and 2002, respectively. Because Incentive fees are based on net income, these fees fluctuate with the net income of the Fund.

Net loss for the three months ended March 31, 2003 and 2002 was $1.3 million and $1.4 million, respectively. Net income (loss) for the nine months ended March 31, 2003 and 2002 was ($0.5) and $0.4 million, respectively. Net loss per share was $13.05 and $14.16 for the three months ended March 31, 2003 and 2002, respectively. Net income (loss) per share was ($4.88) and $4.38 for the nine months ended March 31, 2003 and 2002, respectively

Liquidity and Capital Resources -- March 31, 2003 and June 30, 2002

Total capital committed to the purchase of shares pursuant to subscription agreements was approximately $110 million at March 31, 2003 and June 30, 2002. As of March 31, 2003 and June 30, 2002, 100% of this committed capital had been called and collected to fund investments in venture loans and to meet the Fund's expenses.

As of March 31, 2003 and June 30, 2002, the Fund had in place $16.5 million and $33.5 million in debt facilities respectively to finance the acquisition of asset-based loans. As of March 31, 2003 and June 30, 2002, $8.1 million and $31.0 million were outstanding under these facilities.

The Fund enters into interest rate swap transactions to hedge its interest rate on the debt facility. At March 31, 2003 and June 30, 2002, the Fund had interest rate swap transactions outstanding with a total notional principal amount of $16.3 million and $33.3 million, respectively. The effect of these swap transactions is to convert floating rate commercial paper into a fixed rate on the contract notional value. The amortization schedule for each borrowing under the facility is expected to correspond to the amortization of the loan facility. The fair value of the swap transactions of ($0.2) million and $(0.9) million as of March 31, 2003 and June 30, 2002 respectively is recorded in other liabilities.

As of March 31, 2003 and June 30, 2002, 8% and 14% respectively of the Fund's assets consisted of cash and cash equivalents. The Fund has ceased making new loan commitments as of September 15, 2001 and as of June 30, 2002 was no longer obligated to fund any further commitments. Net loan amounts outstanding after amortization decreased by approximately $36.9 million for the nine months ended March 31, 2003.

	Amount Disbursed	Principal Reductions	Balance Outstanding
March 31, 2003	$323.9 million	$297.8 million	$26.1 million
June 30, 2002	$323.9 million	$260.9 million	$63.0 million

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has a limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises. Since there is typically no public market for the equity interests of the companies in which the Fund invests, the valuation of the equity interests in the Fund's portfolio is subject to the estimate of the Fund's management. In the absence of a readily ascertainable market value, the estimated value of the Fund's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in estimated value are recorded in the Fund's statement of operations as "Net change in unrealized gains (losses) from investment transactions." Each hypothetical 1% increase or decrease in value of the Fund's portfolio of equity interests of $7.1 million at March 31, 2003 would have resulted in unrealized gains or losses and would have increased or decreased net income for the three month period by less than $0.1 million or 5.4%.

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

Based on the model used for the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by approximately 6.3% for the three months ended March 31, 2003. Although management believes that this measure is indicative of the Fund's sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the balance sheet and other business developments that could affect net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

VENTURE LENDING & LEASING II, INC.

(Registrant)

By: /S/ Ronald W. Swenson	/S/ Brian R. Best
By: Ronald W. Swenson	Brian R. Best
Chairman and Chief Executive Officer	Chief Financial Officer
Date: May 13, 2003	Date: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

/S/ Ronald W. Swenson

Ronald W. Swenson

Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing II, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald W. Swenson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Ronald W. Swenson

Ronald W. Swenson
Chief Executive Officer
May 13, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Venture Lending & Leasing II, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Best, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/S/ Brian R. Best

Brian R. Best
Chief Financial Officer

May 13, 2003